Form 10-K
period 2020-12-31
Kairos Acquisition Corp.
filed 2021-03-31
CIK 1824171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to

Commission file number: 001-39841

KAIROS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Ellenoff Grossman & Schole LLP 1345 Avenue of the Americas New York, NY	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 783-4057

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	KAIRU	The Nasdaq Capital Market
Class A ordinary shares, par value $0.0001 per share	KAIR	The Nasdaq Capital Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A ordinary share at an exercise price of $11.50 per share	KAIRW	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on the Nasdaq Capital Market on January 6, 2021 and the registrant’s Class A ordinary shares and warrants began trading on the Nasdaq Capital Market on February 26, 2021.

As of March 29, 2021 there were 27,600,000 Class A ordinary shares, par value $0.0001 per share and 6,900,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments that may affect us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited, to those factors described under Item 1A of this Report under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time.

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, ordinary shares of our company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, a portion of which were transferred to HS Chronos, and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“HS Chronos” are to HS Chronos LLC, an affiliate of Vikas Singhal, our director, and Michael Millette, our board observer;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on January 8, 2021;

●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“letter agreement” are to the letter agreement entered into on January 5, 2021, by and among the Company, its officers, directors, Kairos Alpha Acquisition LLC and HS Chronos LLC;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“public shares” are to our Class A ordinary shares offered as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);

●	“private placement” are to the private placement of an aggregate of 8,020,000 warrants being purchased by our sponsor and HS Chronos which occurred simultaneously with the completion of our initial public offering at an average purchase price of $1.00 per warrant for a total purchase price of $8.02 million;

●	“private placement warrants” are to the warrants issued to our sponsor and HS Chronos in the private placement closing simultaneously with the closing of our initial public offering;

●	“Registration Statement” are to the Form S-1 filed with the SEC December 21, 2020, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal period ended December 31, 2020;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Kairos Alpha Acquisition LLC, a Delaware limited liability company; and

●	“trust account” are to the trust account in which an amount of $276,000,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering.

●	“units” are to the units sold in our initial public offering (whether they are subscribed for in our initial public offering or in the open market), which consist of one public share and one-third of one public warrant; and

●	“we,” “us,” “Company” or “our company” are to Kairos Acquisition Corp., a Cayman Islands exempted company.

PART I

Item 1.	Business.

General

We are a blank check company incorporated on August 26, 2020 as a Cayman exempted company that seek to effect a merger, capital share or share exchange, asset acquisition, capital share or share purchase, reorganization or other similar business combination, with one or more businesses or assets. To date, our efforts have been limited to organizational activities as well as activities related to our initial public offering. We have generated no operating revenues to date and we will not generate operating revenues until we consummate our initial business combination.

Since our initial public offering, we have concentrated our acquisition efforts on business merger targets within the insurance and InsurTech (as defined below) sectors where our experience and access to public markets can be a catalyst for accelerating growth. We place particular emphasis on regulated insurance or reinsurance companies, distributors or technology and insurance service providers that focus on specialty lines of business or that target product or customer niches where a differentiated service offering and the advent of new technologies have created, or are expected to create, a sustainable competitive advantage. Our acquisition strategy seeks to capitalize on the significant mergers and acquisitions and insurance expertise and relationships of our management team. We believe that our management team, comprised of both executives and investors in the insurance industry, is well positioned to identify acquisition opportunities that will be suitable for the public markets.

We are not, however, required to complete our initial business combination with an insurance or InsurTech business and, as a result, we may pursue a business combination outside of that industry. We are seeking to acquire established businesses that we believe are fundamentally sound but potentially in need of access to capital, or financial, operational, strategic or managerial support, to maximize value. We are also seeking to identify and acquire businesses which may leverage our management team’s knowledge of and experience with insurance consolidation strategies, which may allow us to participate in the management and development of our company beyond the consummation of the business combination. We do not intend to acquire start-up companies, companies with speculative business plans or companies that are excessively leveraged, unless we have confidence after substantial due diligence that those companies would generate consistent financial and operating metrics that would allow them to perform well as publicly-traded small cap companies.

Initial Public Offering

On January 8, 2021, we consummated our initial public offering of 24,000,000 units. Each unit consists of one public share, and one-half public warrant, with each whole warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $240 million.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 7,300,000 warrants to our sponsor and HS Chronos at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $7,300,000.

On January 12, 2021, the underwriters exercised their over-allotment option in full and purchased an additional 3,600,000 units, which were sold at an offering price of $10.00 per unit, generating gross proceeds of $36,000,000. In connection with the exercise of the over-allotment option, we sold an additional 720,000 public warrants to our sponsor and HS Chronos LLC, generating gross proceeds of $720,000.

A total of $276.0 million, comprised of the proceeds from the initial public offering, the underwriters’ exercise of over-allotment option in full and those of the sale of the private placement warrants was placed in the trust account with Continental acting as trustee.

It is the responsibility of our sponsor and management team to complete our initial business combination. Our management team is led by Peter Bang, our Chief Executive Officer, and Jerry Michael de St. Paer, our Chief Financial Officer, who have many years of experience in investment banking, advising financial services and financial technology companies globally in capital markets and M&A transactions, and operating management experience in the insurance industry. We must complete our initial business combination by January 8, 2023, within 24 months from the closing of our initial public offering. If our initial business combination is not consummated by January 8, 2023, or during any extended time that we have been allowed pursuant to amended and restated memorandum and articles of association to consummate a business combination beyond the 24 months from the closing of our initial public offering (an “Extension Period”), then our existence will terminate, and we will distribute all amounts in the trust account.

Insurance and InsurTech Sector

We broadly define the insurance sector (or insurance related services and companies) to include, but not be limited to:

●	Insurance and/or reinsurance carriers, in any sector including property-casualty, title, mortgage, life, annuity and health, insurance run-off managers, and fronting companies;

●	Insurance distribution companies, including retail agents, insurance brokers, wholesalers, managing general agencies, managing general underwriters or dually-licensed distribution companies, such as registered investment advisors, mortgage brokers or other entities where insurance distribution is a core ancillary component of their business;

●	Insurance service providers, including claims or cost management, claims adjustors, disaster recovery service providers, business processing, policy administration and premium payment facilitation, data and technology providers, and asset managers; and

●	InsurTech companies, including those focused on using technology to maximize savings and efficiency, launch growth opportunities and innovate new risk selection processes.

Insurance is a significant sector within the global economy. The insurance sector has experienced significant changes in recent years, principally as a result of:

●	Ongoing regulatory changes that influence the landscape of market participants.

●	Structural changes that provide opportunities to acquire non-core businesses and full niches as traditional market participants shift focus.

●	Changes in capital availability post the financial crisis.

●	Recent catastrophe events.

●	Net technologies, supported by massively increased data availability and workflow processing capabilities, which have improved capital efficiency, created risk transfer and risk management tools, improved access to businesses, formed stronger and deeper customer bonds and retention, and provided sophistication of risk analytics.

●	Long-term global demographic and macroeconomic trends, which create opportunities for acquisition in a variety of insurance subsectors and geographies.

●	Emerging companies and novel business models challenging incumbents by focusing on how customers acquire new services and interact with existing services.

We believe the current pandemic creates unique opportunities for our company amid the challenging market backdrop, among each of the traditional carriers, the insurance services and the InsurTech sectors. We have observed traditional carriers experiencing balance sheet stress from increased claims activity, corporate bond impairments and defaults, investment portfolio losses, rating agency and regulatory actions and as a result, they are faced with potentially limited access to capital. Companies in the insurance services sector generally tend to be resilient in the current environment, but their growth rates are impacted by the decline in economic activity, and their access to permanent capital may also be constrained. While long-term fundamental growth drivers for InsurTech companies remain strong, their short-term revenue prospects are often severely impacted, and they continue to need growth capital to satisfy their cash burn rates, which their current venture and private equity backers may be unwilling to fund in the current environment. Additionally, InsurTech companies may have more attractive valuations and be more receptive to a permanent capital solution through the public markets. As such, we believe the COVID-19 pandemic is increasing our opportunity set.

We are focused on identifying target companies which, among other things, are well positioned to benefit from these developments, especially those that have developed their own proprietary technology platforms or are in a position to benefit from the efficiencies offered by third party InsurTech providers.

In addition, the development of the insurance linked securities market, and improved access to traditional reinsurance companies through fronting relationships, has created a more consistent supply of risk capital at lower cost, flattening the peaks of traditional market pricing cycles and thereby providing an opportunity to cut long-term operating costs of those insurance and reinsurance companies who utilize reinsurance as a significant form of contingent capital. These forms of contingent capital has also allowed innovative InsurTech start-ups to develop innovative and disruptive risk transfer products, sharing in the economics of the underwriting results enabled by advanced risk management using newly available massive data sets and computing power.

Business Strategy

We employ a thematic acquisition strategy, and are focused on long-term shareholder value growth and building a leading franchise specialized in the insurance industry. Our strategy is to:

●	target a company with differentiated technology focused on select component(s) of the insurance value chain such as distribution, underwriting, and/or claims management,

●	fully leverage the strategic and transactional experience and broad network of our executive officers and board members to identify potential investment opportunities and successfully execute acquisition transactions,

●	deliver creative approaches to transaction sourcing, while exercising pricing discipline, and

●	utilize an understanding of global financial markets and events, financing, restructuring and overall corporate strategy options.

We seek to capitalize on the significant insurance industry experience and network of our executive officers and board members, in particular Peter Bang, our Chief Executive Officer, and Jerry de St. Paer, our Chief Financial Officer, to identify, evaluate and acquire one or more insurance and/or InsurTech businesses, although we may pursue a business combination outside of that industry. If we elect to pursue an investment outside of that industry, our management’s expertise related to that industry may not be directly applicable to its evaluation or acquisition, and the information contained in this Report regarding that industry might not be relevant to an understanding of the business that we elect to acquire.

Members of our management team have extensive experience in the insurance industry generally, as well as financial services companies in a public company environment, including:

●	sourcing, structuring, acquiring and selling businesses;

●	fostering relationships with sellers, capital providers and target management teams;

●	negotiating transactions favorable to investors;

●	executing transactions in multiple geographies and under varying economic and financial market conditions;

●	accessing the capital markets, including financing businesses and helping companies transition to public ownership;

●	operating companies, setting and changing strategies, and identifying, monitoring and recruiting world-class talent;

●	acquiring and integrating companies; and

●	developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range and geographic footprint of a number of target businesses.

In addition to assisting in the sourcing of a potential transaction, members of our management team may join the acquired company as a board member or in a senior executive capacity or assist in the operation of the acquired company in order to enhance shareholder value by improving the operational performance of the combined company and undertaking broader strategic initiatives.

Hudson Structured Capital Management (“HSCM”)

HSCM is an investment adviser with discretionary authority over a number of funds. Founded in 2016 by Michael Millette, a board observer of our company, HSCM focuses on investments in the Re/Insurance and Transportation sectors. HSCM’s team has deep experience in sourcing and structuring bespoke transactions in all lines of insurance and reinsurance. With more than 260 years of combined experience, HSCM and its team have built strong relationships across the sector and have become industry leaders in providing structured solutions for risk transfer in private insurance and reinsurance markets.

Mr. Millette and Mr. Singhal, one of our directors, have fiduciary obligations to HSCM and their respective affiliates and to certain other companies and clients. As a result, they have a duty to offer acquisition opportunities to certain HSCM clients or other entities. We do not expect these duties to present a significant conflict of interest with our search for an initial business combination as Messrs. Bang and de St. Paer are primarily responsible for searching out the combination and seeking board approval of it. We believe this conflict of interest is naturally mitigated, to some extent, by the differing nature of the acquisition targets HSCM typically considers most attractive for their clients and the types of acquisitions we expect to find most attractive.

Competitive Strengths

The sourcing, valuation, diligence and execution capabilities of our management team provide us with significant pipelines of opportunities from which to evaluate and select a business that will benefit from our expertise. We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our executive officers and directors have significant experience in the insurance and other related industries. Throughout their careers, Mr. Bang and Mr. de St. Paer have advised, consulted and invested in companies across the insurance ecosystem. Mr. Bang has advised on over 115 completed transactions in the financial services space representing over $94 billion in transaction value, including 48 merger and acquisition transactions. In addition to serving in various board and advisory roles, Mr. de St. Paer has served in senior executive position at XL Capital Ltd (then NYSE: XL), Equitable Financial Corp. (“The Equitable”), and AXA Group and he served as a board member of Alliance Bernstein and a board member and finance committee chair of Donaldson, Lufkin & Jenrette. Of our directors, Mr. Lummis was Chief Executive Officer of AQR Re and Chief Operating Officer and Chief Financial Officer of Renaissance Re Holdings Ltd.; Mr. Motamed was Chairman and Chief Executive Officer of CNA Financial Corporation; and Ms. Sutherland currently serves on the board of Ascot and certain of its subsidiaries. Bolstering the industry experience of our executive officers, our directors offer CEO-level operating experience and partner-level investing experience at leading private equity firms. We believe that the breadth of their combined experiences provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

●	Established Deal Sourcing Network. As a result of their extensive experience in the insurance industry, our management team and board members have developed a broad array of relationships in the industry. Our unique structure, whereby every board member is investing significant personal capital into the sponsor, creates a highly aligned incremental economic structure that well compensates board members to directly contribute to target company sourcing efforts. We believe that these relationships are important in generating acquisition opportunities for us. In addition to any potential acquisition opportunities that we may identify on our own, we anticipate that other target acquisition candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

●	Execution and Structuring Capabilities. Our executive officers’ and board members’ combined experience and expertise allow them to execute transactions possessing structural attributes that create an attractive investment thesis. Those types of transactions are typically complex and require creativity, deep industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to generate investment opportunities with attractive risk/return profiles based on their valuations and structural characteristics.

●	Innovation Capabilities. We believe our executive officers’ and board members’ strong track record of establishing new business models and identifying emerging opportunities may be critical to long-term shareholder value creation. For example, our management and investors in our sponsor have been involved in some of the most innovative and successful businesses in the insurance and InsurTech industry, including RLI, Renaissance Re, Athene, CRC, AXA, Arch and Essent, either as a private equity investor, investment banking advisor, board member or senior executive.

Investment Criteria

We have identified the following criteria in evaluating business transaction opportunities. No individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

●	History of Free Cash Flow Generation. We seek to acquire one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

●	Value Enhancement from our Capabilities. We seek to acquire one or more businesses and assets where the collective capabilities of our executive officers and board members can be leveraged to tangibly improve the operation and market position of the target.

●	Committed and Capable Management Team. We seek to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We are focused on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their shareholders.

●	Diversified Customer and Supplier Base. We seek to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

●	Opportunities for Add-On Acquisitions. We seek to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

Given these criteria, we believe growth insurance platforms, asset light/technology-driven models, specialty risk providers, distribution businesses and insurance risk managers have the best opportunities to outperform in the current environment. To this end, we focus on acquisition opportunities with enterprise value greater than $750 million and have no intent to acquire start-ups or companies with speculative business plans, unless after substantial due diligence, we determine that those companies would generate consistent financial and operating metrics that would allow them to perform well as publicly traded companies.

Our Acquisition Process

In evaluating a prospective target business, we will continue to conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders, founder, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our initial shareholders, founder, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

Each of our officers and directors have an economic interest in one of our initial shareholders and directly or indirectly own our securities, and accordingly, they have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our initial shareholders and their principals may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on one hand, and us, on the other. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement, our shares, debt or a combination of these as the consideration to be paid in our initial business combination.

If we pay for our initial business combination using equity or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Although our management will continue to assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Other Acquisition Considerations

Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team have made significant investments in our sponsor and directly and indirectly own our ordinary shares and/or private placement warrants, and, accordingly, have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with our company nor shall any contract or transaction entered into by or on behalf of our company in which any director shall have an interest be liable to be avoided. A director shall be at liberty to vote in respect of any contract or transaction in which he or she is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by January 8, 2023 or an Extension Period thereafter.

Initial business combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Our amended and restated memorandum and articles of association also provide that any initial business combination must be approved by at least 75% of our board of directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not listed on Nasdaq after our initial public offering, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

On January 4, 2021, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Status as a public company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their interests in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

Financial position

With funds available for a business combination in the amount of $266,340,000, as of December 31, 2020, assuming no redemptions and after payment of up to $9,660,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our initial business combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to these requirements, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we will continue to conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Under the Nasdaq listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding;

●	any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Class A ordinary shares could result in an increase in outstanding Class A ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, officers or advisors, or their respective affiliates, may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial shareholders, directors, officers or advisors, or their respective affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our initial shareholders, directors, officers or advisors, or their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our initial shareholders, directors, officers or advisors, or their respective affiliates anticipate that they may identify the shareholders with whom our initial shareholders, directors, officers or advisors, or their respective affiliates, may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our initial shareholders, directors, officers or advisors, or their respective affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our initial shareholders, directors, officers or advisors, or their respective affiliates, will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our initial shareholders, directors, officers or advisors, or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our initial shareholders, directors, officers or advisors, or their respective affiliates, will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of conducting redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock or capital share or share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our initial shareholders will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our initial shareholders, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our initial shareholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any public shares purchased during or after our initial public offering in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares”. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our initial shareholders or their affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our initial shareholders or their affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our initial shareholders, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The DWAC System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until January 8, 2023.

Redemption of public shares and liquidation if no initial business combination

Our initial shareholders, officers and directors have agreed that we will have until January 8, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by January 8, 2023 or an Extension Period thereafter, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by January 8, 2023 or an Extension Period thereafter.

Our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by January 8, 2023 or an Extension Period thereafter. However, if our initial shareholders acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by January 8, 2023 or an Extension Period thereafter.

Our initial shareholders, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) that would modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 8, 2023 or an Extension Period thereafter or (ii) with respect to the other provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect to use the amounts held outside the trust account ($1,337,054.66 as of March 26, 2021) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination by January 8, 2023 or an Extension Period thereafter, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($1,337,054.66 as of March 26, 2021) to pay any such potential claims, but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws and/or insolvency laws as a “preferential transfer”, a “fraudulent conveyance”, a “fraud in anticipation of winding up”, a “transaction in fraud of creditors” or a “misconduct in the course of winding up.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 8, 2023 or an Extension Period thereafter or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by January 8, 2023 or an Extension Period thereafter, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and restated memorandum and articles of association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-initial business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our initial shareholders, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, and we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination;

●	if our initial business combination is not consummated by January 8, 2023 or an Extension Period thereafter, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held shareholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

As of December 31, 2020, we have two officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devote in any time period varies based on the current stage of the business combination process.

Periodic reporting and financial information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at c/o Ellenoff Grossman & Schole LLP, 1345 Avenue of the Americas, New York, NY 10105, and our telephone number is +1 (917) 783-4057. The cost for our use of this space is included in the $20,000 per month fee we pay to our sponsor for office space, utilities, administrative and shared personnel support services, of which Mr. de St. Paer, our Chief Financial Officer, is paid $10,000 per month. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

We are, and from time to time may become, involved in legal and regulatory proceedings or subject to claims arising in the ordinary course of our business. We are not presently a party to any legal or regulatory proceedings that in the opinion of our management, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations and financial condition.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “KAIRU,” “KAIR” and “KAIRW,” respectively. Our units commenced public trading on January 6, 2021, and our public shares and public warrants commenced separate public trading on February 26, 2021.

(b)	Holders

On March 29, 2021, there was 1 holder of record of our units, 1 holder of record of our shares of Class A ordinary shares and 3 holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On January 8, 2021, the Company consummated its initial public offering of 27,600,000 units, including 3,600,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $276,000,000.

A total of $276,000,000 of the proceeds from the initial public offering (which amount includes $9,660,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account with Continental acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Item 6.	Selected Financial Data. As a smaller reporting company, we are not required to make disclosures under this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Kairos Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on August 26, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet selected (“Business Combination”). We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions directly or indirectly, with any business combination target with respect to an initial business combination with us.

Our Sponsor is Kairos Alpha Acquisition LLC, a Delaware limited liability company. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our registration statements for the initial public offering became effective on January 5, 2021. On January 8, 2020, we consummated our initial public offering of 24,000,000 Units, at $10.00 per Unit, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $13.3 million, inclusive of approximately $8.4 million in deferred underwriting commissions. Our underwriters exercised the over-allotment option in full and on January 12, 2020, purchased an additional 3,600,000 units (the “Over-Allotment Units”), generating additional gross proceeds of $36.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $2.0 million, inclusive of approximately $1.3 million of deferred underwriting commissions.

Simultaneously with the closing of our initial public offering, we consummated the private placement of 7,300,000 private placement warrants at a price of $1.00 per private placement warrant, generating gross proceeds of approximately $7.3 million. In connection with the consummation of the sale of additional units pursuant to the underwriters’ over-allotment option on January 12, 2020, we sold an additional 720,000 private placement warrants to our Sponsor at $1.00 per private placement warrant generating additional gross proceeds of approximately $0.7 million received us on January 8, 2021.

Upon the closing of our initial public offering, the over-allotment, and the private placement, $276.0 million ($10.00 per Unit) of the net proceeds of our initial public offering and certain of the proceeds of the private placement were placed in the trust account located in the United States, with Continental acting as trustee, and will be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination.

If we are unable to complete a business combination by January 8, 2023 or an Extension Period thereafter, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Results of Operations

Our entire activity from August 26, 2020 (inception) through December 31, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the period from August 26, 2020 (inception) through December 31, 2020, we had a net loss of approximately $36,000, which consisted of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $0.1 million in cash and a working capital deficit of approximately $0.2 million.

Our liquidity needs up to December 31, 2020 had been satisfied through the payment of $25,000 from our sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the founder shares, and a loan of approximately $280,000 pursuant to the Note issued to our Sponsor. Subsequent to the closing of our initial public offering and Over-Allotment, the proceeds from the consummation of the private placement not held in the trust account will be used to satisfy our liquidity. We fully repaid the Note to our Sponsor on January 8, 2021. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans (as defined below). To date, there were no amounts outstanding under any Working Capital Loan (as defined below).

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On August 31, 2020, our sponsor paid $25,000 to cover certain expenses on our behalf in exchange for issuance of 5,750,000 founder shares, or approximately $0.004 per share. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. On September 10, 2020, HS Chronos purchased 3,287,412 founder shares from our sponsor for $14,293.10, or $0.004 per share. As of March 29, 2021, our initial shareholders own 25.7% of our issued and outstanding shares. In January 2021, we declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share, resulting in our sponsor holding an aggregate of 2,955,106 founder shares (up to 285,212 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised) and HS Chronos holding an aggregate of 3,944,894 founder shares (up to 614,788 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). Our initial shareholders did not intend to purchase any units in our initial public offering. After the underwriters exercised the over-allotment option in full, no shares are subject to forfeiture.

The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our initial business combination, the founder shares will be released from the lockup.

Private Placement Warrants

Simultaneously with the closing of our initial public offering, we consummated the private placement of 7,300,000 private placement warrants at a price of $1.00 per private placement warrant with our sponsor, generating gross proceeds of approximately $7.3 million. In connection with the consummation of the sale of additional Units pursuant to the underwriters’ over-allotment option on January 12, 2020, we sold an additional 720,000 Units to the Sponsor at $1.00 per private placement warrant, generating additional gross proceeds of approximately $0.7 million received by us on January 8, 2021.

The private placement warrants are identical to the Public Warrants sold as part of the Units in our initial public offering, except that our Sponsor and HS Chronos have agreed not to transfer, assign or sell any of the private placement warrants (except to certain permitted transferees) until 30 days after the completion of our initial Business Combination. The private placement warrants are also not redeemable by us so long as they are held by our Sponsor and HS Chronos or their respective permitted transferees.

If we do not complete a Business Combination within the Combination Period, the private placement warrants will expire worthless. The private placement warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

Related Party Loans

On August 28, 2020, our Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to our initial public offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of our initial public offering. We borrowed approximately $280,000 under the Note, and then fully repaid the Note on January 8, 2020.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, other initial shareholders, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, we had no borrowings under the Working Capital Loans.

Administrative Support Agreement

We agreed to pay our Sponsor a total of $20,000 per month, commencing on the effective date of our initial public offering, for office space, utilities, secretarial and administrative support, of which Mr. de St. Paer, the Company’s Chief Financial Officer, will be paid $10,000 per month.

Other Contractual Obligations

Registration and Shareholder Rights

The holders of founder shares, private placement warrants, and securities that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. These holders will be entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus to purchase up to 3,600,000 additional Units at our initial public offering price less the underwriting discounts and commissions. On January 12, 2020, the underwriters fully exercised the over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, excluding 1,980,000 units purchased by HS Chronos, or approximately $5.1 million in the aggregate, paid upon the closing of our initial public offering. In addition, $0.35 per unit, or approximately $9.7 million in the aggregate is payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our sponsor a monthly fee of $20,000 for office space, utilities and secretarial and administrative and support services, of which Mr. de St. Paer, our Chief Financial Officer, is paid $10,000 per month. We began incurring these fees on January 5, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per unit, or approximately $9.7 million in the aggregate is payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-14 comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Peter Bang	54	Chief Executive Officer and Director
Jerry Michael De St. Paer	78	Chief Financial Officer
Robert Glanville	54	Chairman of Board
Garrett Donald Koehn	50	Director
John Lummis	63	Director
Thomas Motamed	72	Director
Michael J. Stone	72	Director
Susan J. Sutherland	62	Director
Vikas Singhal	40	Director

The experiences of our directors and executive officers are as follows:

Peter Bang, our Chief Executive Officer, has over 25 of experience as an investment banker, advising financial services and financial technology companies globally in capital markets and M&A transactions. He has been serving as a Managing Director at ERG Capital Partners, an investment bank affiliated with the London-based Eden Rock Group of companies, which includes merchant banking and investment advisory capabilities for leading growth companies worldwide, since he joined the firm in January 2018. From March 2014 to December 2018, he served as a Managing Director at GCA Advisors, covering M&A and capital raising in the FinTech and InsurTech coverage sectors. From April 2003 to March 2014, he served as a Managing Director in both the Diversified Financials (InsurTech & FinTech) and Insurance sectors at Keefe, Bruyette & Woods until its successful IPO and ultimate sale to Stifel Financial. Prior to that, he served in the Financial Institutions Groups at Fox-Pitt, Kelton in New York from May 2001 to April 2003 and Lazard Frères from March 2000 to April 2001. Mr. Bang is well qualified to serve as one of our directors due to his extensive finance and investment experience.

Jerry Michael de St. Paer, our Chief Financial Officer, has more than 30 years of operating management experience in the insurance industry. He has been serving as a member of the Board of Directors at SCOR Reinsurance US (audit committee member) and SCOR Global Life Re US (audit committee chair and risk committee member) since July 2010. Mr. de St. Paer has also been serving as a senior advisory partner of Grail Partners LLC, an asset management and advisory firm, since July 2010 and a senior advisor of Northstar Companies, Inc. since July 2016. From February 2001 to February 2007, Mr. de St. Paer served as Executive Vice President and Chief Financial Officer of XL Capital Ltd (then NYSE: XL) which was acquired by AXA Group in 2018. From May 1996 to February 2001, Mr. de St. Paer served as a Managing Director in insurance investment banking at JP Morgan and then at Hudson International Advisors. From May 1986 to May 1996, Mr. de St. Paer served in positions of increasing executive responsibility at The Equitable, including: Chief Financial Officer, Equitable Investment Management Company; Senior Vice President, Equitable Investment Corporation; Treasurer, The Equitable; Executive Vice President (Corporate Development), The Equitable; and, from March 1992 to May 1996, Senior Executive Vice President and Chief Financial Officer, The Equitable Financial Companies (NYSE: EQ). During that period, Mr. de St. Paer managed the IPOs and served as a member of the Boards of Directors of Alliance Capital Management and Donaldson, Lufkin & Jenrette (NYSE). From May 1994 to May 1996, after the AXA investment in The Equitable, Mr. de St. Paer simultaneously served as Directeur General Adjoint (EVP) of AXA in Paris responsible for global strategic studies and corporate development (M&A).

In addition to his executive management experience, from 2006 to 2014, Mr. de St. Paer was a leader in US and international accounting standard setting and regulation. From January 2012 to December 2014 he served on the Standing Advisory Group of the Public Company Accounting Oversight Board (PCAOB) in Washington, DC. From January 2009 to December 2013 he served on the Advisory Council of the International Accounting Standards Board (IASB) in London. He served as Executive Chairman of the Group of North American Insurance Enterprises from April 2007 to December 2012, representing the North American insurance industry before the US and international standard setters. He also represented the insurance industry as a member of FASB’s Financial Accounting Standards Advisory Council (“FASAC”) from January 2006 to December 2011.

Robert Glanville, one of our directors, has been serving as the managing member of REG Consulting LLC, a financial advisory business focused on advising high growth financial services businesses with a particular expertise in the P&C (re)insurance sector since June 2015. Among other activities, Mr. Glanville became an early investor in and is an advisor to Pie Insurance, a leading InsurTech business focused on small business workers compensation insurance. Mr. Glanville was a founding partner and served as a managing director on the financial services investment team of Pine Brook Road Partners, LLC from June 2006 to May 2015, during which he led a number of investments in the financial services and P&C (re)insurance sectors. He also served as a member of Pine Brook’s investment committee. Mr. Glanville co-led Pine Brook’s founding investment in Essent Group (NYSE: ESNT), now one of the leading US mortgage insurance franchises, and led Pine Brook’s founding investment in Clear Blue Insurance Services, which has grown to become a substantial “fronting services carrier” from formation in 2015. From August 2008 to January 2013, Mr. Glanville served as a Director of Narragansett Bay Insurance Company, a property and casualty insurance company, and from 2007 to 2014 as a Director of Syndicate Holdings, a Lloyd's and London market specialty resinsurer focused on acquiring and managing "run off books" of property and casualty insurance. He currently serves as a director of Essent Group, Pie Carrier Holdings, Wellington Insurance Services, Spotted Risk, Clear Blue Insurance Services, ProWriters, Nice Recovery and Agritecture (all of which except Essent are private companies), and he serves as an Executive Advisor to Aquiline Capital Partners. From March 2003 to May 2006, Mr. Glanville was senior vice president, financial and treasury services for Arch Capital Group, Ltd., a public insurance and reinsurance company (NASD: ACGL). While at Arch, Mr. Glanville led the structuring and formation of Arch’s post-Katrina catastrophe reinsurance sidecar, Flatiron Re, a large “collateralized CAT” vehicle, while supervising the internal audit, investment, Sarbanes-Oxley, and business development execution functions. From April 1999 to February 2003, Mr. Glanville was with Warburg Pincus, a private equity firm. Mr. Glanville was an integral part of Warburg Pincus' investment team for the investment in Arch Capital, and then served as Warburg Pincus’ representative on the Board of Directors of Arch Capital, including audit and investment committee roles. Before joining Warburg Pincus, Mr. Glanville founded and managed FA Services, an emerging markets financial services and investment boutique based in Moscow, Russia. From 1988 to 1992, Mr. Glanville worked in New York and Tokyo for Morgan Stanley, an investment banking firm, specializing in corporate finance and M&A. Mr. Glanville holds an AB in American history from Princeton University. Mr. Glanville is well qualified to serve as one of our directors due to extensive operational and investment experience in the insurance and InsurTech industries.

Garrett Donald Koehn, one of our directors, has 26 years of complex commercial insurance experience with over 25 years’ experience in a senior executive position. He was a partner and senior management equity holder in four successful private equity transactions involving Tri-City Brokerage, Bisys, Crump, and CRC Group. Mr. Koehn served as a Managing Broker at Tri-City Brokerage when it was purchased from Ulico in 2002 and later sold to Bisys in 2003. Tri-City Brokerage was again taken private and sold to private equity firm JC Flowers and merged with Crump in 2007. Crump was sold to BB&T in 2012 and merged with CRC Group, another wholesale insurance broker. He currently acts as President of CRC Group’s Brokerage division. As an active startup advisor and investor in the FinTech and InsurTech space, Mr. Koehn served as Managing Partner at the Batchery Incubator in Berkeley, California, from October 2015 to October 2016 and has been serving as a partner after that. Mr. Koehn also currently serves as an advisor and mentor for 500 Startups, Lloyd’s Lab in London, Barcelona Ventures, and Brown University Lab. He is an investment panel member for Funders Club Venture Capital. He sits on numerous advisory boards, including companies involved in blockchain-crypto, cyber insurance, energy finance, insurance capital markets, MGAs, parametric insurance, real estate, software, and tech-based insurance brokerage. Mr. Koehn is well qualified to serve as one of our directors due to extensive management and investment experience in the insurance industry.

John Lummis, one of our directors, has been serving as the Chief Executive Officer of Soncy Associates, L.P. since July 2006, managing a private investment portfolio and consulting with early stage insurance businesses. Since June 2017, he has been an Advisor to Metabiota, which analyzes the risks of pandemics for business and government. He has also been an Advisor at Nyca Partners, a venture capital firm focused on financial technology, since July 2018 and an Advisor at Pelican Ventures Group, a private investment firm focused on insurance, since March 2019. Beginning in December 2020, he has been an advisor to Insight Catastrophe Group, LLC, a holding company that owns a managing general underwriter providing property insurance primarily in coastal areas. From April 2013 to May 2015, he was Chief Executive Officer of AQR Re, a manager of portfolios of reinsurance and insurance linked securities. He was Chief Operating Officer of Renaissance Re Holdings Ltd., a reinsurance company, from September 2004 to June 2006; he was Chief Financial Officer from September 1997 to June 2006. From 1991 to 1997, he was a Vice President at USF&G, an insurance holding company. He was an attorney in the corporate practice of Shearman & Sterling from 1982 until 1991. Mr. Lummis is well qualified to serve as one of our directors due to extensive management and investment experience in the insurance industry.

Thomas Motamed, one of our directors, has been serving as a member of the board of directors of American International Group, Inc. (NYSE: AIG) since January 2019. Prior to that, he was Chairman and Chief Executive Officer of CNA Financial Corporation, an insurance holding company, from January 2009 until his temporary retirement in November 2016. Prior to CNA, from June 1977 to June 2008, Mr. Motamed spent 31 years at The Chubb Corporation, an insurance company, where he began his career as a claims trainee and rose to Vice Chairman and Chief Operating Officer. From June 2009 to November 2016, Mr. Motamed served on the board of directors of Verisk Analytics, Inc., a data analytics and risk assessment firm. He is also a past Chairman of the Insurance Information Institute and is Chair Emeritus for Adelphi University. Mr. Motamed is well qualified to serve as one of our directors in light of his deep experience in the insurance industry, risk management and management of insurance organizations.

Michael J. Stone, one of our directors, has been serving as a member of the Board of Directors of SILAC Inc., a privately held life and annuity company headquartered in Indianapolis, since June 2020 and a member of the Board of Directors at RLI Corp., an American property and casualty insurance company, since January 2012. Mr. Stone served as the President and the Chief Operation Officer of RLI Corporation from January 2002 to December 2015 and served as a Vice President of Claims of RLI Corp. from May 1996 to January 2002. From December 1990 to May 1996, Mr. Stone served as a Vice President of Claims of Travelers. Mr. Stone is well qualified to serve as one of our directors due to extensive operational and board experience in the insurance industry.

Susan J. Sutherland, one of our directors, has been serving as a Director of Ascot Group Limited (“Ascot”) and certain of its subsidiaries, since August 2017. Ascot, a portfolio company of the Canada Pension Plan Investment Board, is a leading specialty property and casualty insurance and reinsurance business. Since May 2015, Ms. Sutherland has also been serving as an independent trustee on the boards of trustees of the Eaton Vance Funds, comprised of approximately 160 SEC-registered investment companies or series thereof invested in a broad array of equity, income and alternative strategies. Ms. Sutherland previously served as a Director of two companies engaged in property and casualty insurance or reinsurance: Montpelier Re Holdings Ltd. from May 2013 to July 2015 and Hagerty Holding Corp. from April 2015 to May 2018. Ms. Sutherland’s corporate board committee experience includes chair or member roles on audit, compensation, compliance, finance, investment, and nominating and governance committees. From October 1982 through March 2013, Ms. Sutherland practiced law at Skadden, Arps, Slate, Meagher & Flom, including as a partner from April 1996 to March 2013. She has over thirty years of experience advising U.S. and international insurance and reinsurance companies, investment banks and private equity firms in a broad range of insurance-related transactions, as well as financial and operational issues. Ms. Sutherland is qualified as a Governance Fellow of the National Association of Corporate Directors and previously served as a board member of prominent non-profit organizations, including LiteracyINC and New York Theatre Ballet. Ms. Sutherland earned a Bachelor of Arts degree in political science, with highest honors, from Denison University and a Juris Doctor degree from New York University School of Law, where she was a Root-Tilden Scholar. Ms. Sutherland is well qualified to serve as a director due to her extensive transactional and board experience in the insurance industry.

Vikas Singhal, one of our directors, joined HSCM in February 2016 and has been a partner of HSCM since July 2017, with primary responsibilities in the Re/Insurance Strategy Department and the Insurtech Strategy. From September 2010 to January 2016, Mr. Singhal was a partner at Gracie Point, a specialty finance company he helped to start which focuses on specialty lending in the life insurance industry. Prior to Gracie Point, Mr. Singhal worked at Concord Capital Management from April 2004 to September 2010, focused on structured finance strategies in insurance. He started his career at UBS Investment Bank in Structured Products in July 2002, where he developed a number of new product solutions for a wide range of corporate and institutional clients, including unique credit financings, asset finance, specialty finance, bank and non-bank financial institutions and ABS. He was an integral part of the team that completed the first-ever S&P and Moody’s rated life insurance securitization. He is also the HSCM board representative at multiple different entities, including Bold Penguin, Branch Financial, Buckle, Corvus Insurance Holdings, Day Forward, Gracie Point, Metromile, and TensorFlight. Mr. Singhal graduated from Duke University with a Bachelor of Arts in Computer Science and holds a Master in Business Administration from Stanford University, Stanford Graduate School of Business.

Board Observer

Michael Millette, a board observer of our company, is a founder and has been serving as the managing partner at HSCM since June 2016. Prior to HSCM, Mr. Millette held a number of positions over the course of a 21-year career at Goldman Sachs from August 1994 to March 2015. He was elected a Partner in 2006 and served as the Global Head of Structured Finance, Co-Head of the Structured Finance Capital Committee, and President of the Goldman Sachs Mortgage Corporation over the period after 2006. Mr. Millette was the founding team member of both the Re/Insurance structured finance and principal businesses of Goldman Sachs. He also led teams that developed Goldman Sachs’s current businesses in Transport Finance, Intellectual Property Structured Finance, Private Placements and Project Finance, and spearheaded the development of the Principal Funding business in investment banking. He led the Structured Finance Capital Committee and sector teams in the rebuilding of the Goldman Sachs mortgage and consumer finance businesses following the financial crisis. Prior to his career at Goldman Sachs, Mr. Millette served as a Portfolio Manager of John Hancock Financial from January 1991 to July 1994. Mr. Millette is a member of the Board of Directors of Occam, Weston, Cybercube and Hudson Structured and a Board Observer of Gracie Point. Mr. Millette is also a member of the Board of Trustees of the Inner City Scholarship Fund and the Board of Regents of Boston College. Mr. Millette graduated from Cornell University, Cum Laude, with a Bachelor of Arts in History and holds a Master of Finance from Boston College, Carroll Graduate School of Management. Mr. Millette is a Chartered Financial Analyst.

Designated Director and Board Observer

HS Chronos has the right to designate one director to our board of directors. HS Chronos’ initial designee on our board of directors is Mr. Singhal. HS Chronos also has the right to have a board observer attend all of the meetings of our board of directors and receive all information provided to our board of directors during this time. HS Chronos’ initial board observer is Mr. Millette. Our initial shareholders have agreed that, subject to applicable law, neither of our initial shareholders will vote their founder shares to change the size of our board of directors or, without the other’s consent, with respect to appointment of directors.

Number, terms of office and appointment of officers and directors

Our board of directors consists of eight members. Holders of our founder shares have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Collectively, through their positions described above, our officers and directors have extensive experience in public companies and in the insurance industry. These individuals play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating the acquisition.

Committees of the board of directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Lummis and Stone and Ms. Sutherland serve as members of our audit committee and Mr. Lummis chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Lummis and Stone and Ms. Sutherland meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Lummis qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Motamed, Koehn and Stone serve as members of our compensation committee and Mr. Motamed chairs the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Motamed, Koehn and Stone meet the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, other than the payment to our sponsor of $20,000 per month for office space, utilities and secretarial and administrative support and reimbursement of expenses, of which Mr. de St. Paer, our Chief Financial Officer, is paid $10,000 per month, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Ms. Sutherland and Messrs. Motamed and Koehn and Ms. Sutherland serves as chair of the nominating and corporate governance committee. Ms. Sutherland and Messrs. Motamed and Koehn meet the independent director standard under Nasdaq listing standards applicable to members of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee is to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee are governed by a charter that complies with the rules of Nasdaq.

Director Nominations

Our nominating and corporate governance committee recommends to the board of directors candidates for nomination for appointment at the annual general meeting. The board of directors also considers director candidates recommended for appointment by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our memorandum and articles of association and the charter of the nominating and corporate governance committee.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our audit committee charter with the SEC. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except for the Initial Statement of Beneficial Ownership of Securities on Form 3 for certain directors, officers and initial shareholders of our company.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Except as set forth herein, none of our officers or directors have received any cash compensation for services rendered to us. Commencing on January 6, 2021 through the earlier of consummation of our initial business combination and our liquidation, we pay our sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support, of which Mr. de St. Paer, our Chief Financial Officer, is paid $10,000 per month. Our initial shareholders, officers and directors, or any of their respective affiliates, are reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our initial shareholders, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 29, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34,500,000 shares of our ordinary shares, consisting of (i) 27,600,000 shares of our Class A ordinary shares and (ii) 6,900,000 shares of our Class B ordinary shares, issued and outstanding as of March 29, 2021. On all matters to be voted upon, except for the election of directors of the board, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Kairos Alpha Acquisition LLC (3)	--	--	2,955,106	42.8%	8.6%
HS Chronos LLC (4)	1,980,000	7.2%	3,944,894	57.2%	17.2%
Peter Bang (3)	--	--	2,955,106	42.8%	8.6%
Jerry De St. Paer	--	--	--	--	--
Rob Glanville	--	--	--	--	--
Garrett Koehn	--	--	--	--	--
John Lummis	--	--	--	--	--
Thomas Motamed	--	--	--	--	--
Michael Stone	--	--	--	--	--
Susan J. Sutherland	--	--	--	--	--
Vikas Singhal (4)	1,980,000	7.2%	3,944,894	57.2%	17.2%
All officers and directors as a group (9 individuals)	1,980,000	7.2%	6,900,000	100%	25.7%

Other 5% Shareholders
Adage Capital Partners, L.P. (5)	1,691,700	6.1%	--	--	--
BlueCrest Capital Management Limited (6)	1,419,285	5.1%	--	--	--

____________

*              less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Ellenoff Grossman & Schole LLP, 1345 Avenue of the Americas, New York, NY 10105.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment.
(3)	Kairos Alpha Acquisition LLC, our sponsor, is the record holder of the shares reported herein. Peter Bang, our Chief Executive Officer, is the sole managing member of our sponsor and has voting and investment discretion with respect to the ordinary shares held by our sponsor. As such, he may be deemed to have beneficial ownership of the ordinary shares held directly by our sponsor. He disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Each of our officers and directors is directly or indirectly, a member of our sponsor.

(4)	The principal business address of HS Chronos LLC is c/o Hudson Structured Capital Management Ltd., 2187 Atlantic Street-4th Floor, Stamford, CT 06902, Attention: Ajay Mehra, General Counsel. HS Chronos LLC is owned by HSCM Bermuda Fund Ltd. (“HSCM Fund One”) and HS Santanoni LP (“HSCM Fund Two”), each of which is managed by Hudson Structured Capital Management Ltd. (“HSCM”). Michael Millette is a Managing Partner and Vikas Singhal (who is one of our directors) is a Partner of HSCM and both also are officers, with others, of HS Chronos LLC and therefore manage, directly or indirectly, each of HSCM Fund One and HSCM Fund Two, and consequently HS Chronos LLC. Therefore, Messrs. Millette and Singhal may be deemed to be the beneficial owner of all the ordinary shares beneficially owned by each of HS Chronos LLC, HSCM Fund One, HSCM Fund Two and HSCM (collectively, the “HSCM Holders”). Messrs. Millette and Singhal, HSCM Fund One, HSCM Fund Two and HSCM disclaim beneficial ownership of the ordinary shares except to the extent of their respective pecuniary interests therein.
(5)	Shares are held of record by Adage Capital Partners, L.P. (“ACP”) Adage Capital Partners GP, L.L.C. (“ACPGP”) is general partner of ACP. Adage Capital Advisors, L.L.C. (“ACA”) is managing member of ACPGP. Robert Atchinson and Phillip Gross are managing members of ACA. The business address of each of the entities and individuals referenced in this footnote is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.
(6)	Represents shares held for the account of Millais Limited (the “Fund”). BlueCrest Capital Management Limited (the “Investment Manager”) serves as investment manager to the Fund. Michael Platt serves as principal, director and control person of the Investment Manager. The business address of the Investment Manager and Mr. Platt is Ground Floor, Harbour Reach, La Rue de Carteret, St. Helier, Jersey, Channel Islands JE2 4HR.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On August 31, 2020, our sponsor paid $25,000 to cover certain expenses on our behalf in exchange for issuance of 5,750,000 founder shares, or approximately $0.004 per share. On September 10, 2020, HS Chronos purchased 3,287,412 founder shares from our sponsor for $14,293.10, or $0.004 per share. Our initial shareholders owned 20% of our issued and outstanding shares after our initial public offering. In January 2021, we declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share issued and outstanding, resulting in our sponsor holding an aggregate of 2,955,106 founder shares and HS Chronos holding an aggregate of 3,944,894 founder shares.

In addition, in a private placement that closed on January 8, 2021, simultaneously with the closing of our initial public offering, our sponsor and HS Chronos purchased an aggregate of 8,020,000 warrants at an average price of $1.00 per warrant ($8,020,000 in the aggregate). Each private placement warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

HS Chronos (including its affiliates) purchased 1,980,000 units in our initial public offering at a purchase price of $10,00 per unit for an aggregate purchase price of $19,800,000. The underwriters did not receive any upfront underwriting discounts or commissions on the units purchased by HS Chronos (including its affiliates) and only received a deferred underwriting commission equal to 3.5% of such gross proceeds upon completion of our initial business combination. In the event HS Chronos (including its affiliates) votes all of its shares in favor of our initial business combination, it is possible that no votes from other public shareholders would be required to approve our initial business combination, depending on the number of shares that are present at the meeting to approve such transaction. HS Chronos (including its affiliates) will have the same redemption rights and rights to the funds held in the trust account with respect to its units as the rights afforded to our public shareholders, as described herein.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have and will in the future have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

On January 5, 2021, we entered into an Administrative Services Agreement with our sponsor, pursuant to which we agreed to pay a total of $20,000 per month for office space, utilities and secretarial and administrative support to our sponsor, of which Mr. de St. Paer, our Chief Financial Officer, are paid $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, our sponsor will be paid a total of $480,000 ($20,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our initial shareholders, officers and directors, or any of their respective affiliates, are reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our initial shareholders, officers and directors, or any of their respective affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

As of January 5, 2021, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans were non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of our initial public offering. The loans were repaid upon the closing of our initial public offering out of the offering proceeds not held in the trust account. The value of our sponsor’s interest in this transaction corresponds to the principal amount outstanding under any such loan.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our initial shareholders or an affiliate of our initial shareholders or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the placement warrants issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our initial shareholders or an affiliate of our initial shareholders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

We have entered into indemnity agreements with each of our officers and directors. These agreements require us to indemnify these individuals and entity to the fullest extent permitted under applicable Cayman Islands law and to hold harmless, exonerate and advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Related party policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. We have filed a copy of our code of ethics with the SEC and a copy is available on our website. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments have been or will be made to our initial shareholders, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments were or will be made to our initial shareholders, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to our sponsor of $20,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support, of which Mr. de St. Paer, our Chief Financial Officer, is paid $10,000 per month;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our initial shareholders or an affiliate of our initial shareholders or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be converted into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our initial shareholders, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that Messrs. Glanville, Koehn, Lummis, Motamed and Stone, and Ms. Sutherland are independent directors as defined in the Nasdaq listing standards and under applicable SEC rules and that Mr. Singhal is independent as defined in the Nasdaq listing standards. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our period from August 26, 2020 (inception) through December 31, 2020 financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods and other required filings with the SEC for the period from August 26, 2020 (inception) through December 31, 2020 totaled approximately $35,020. The aggregate fees billed by Withum related to audit services in connection with our initial public offering totaled approximately $45,320. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from August 26, 2020 (inception) through December 31, 2020 we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the period from August 26, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for any other services for the period from August 26, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Kairos Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Kairos Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 26, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 30, 2021

Kairos Acquisition Corp.

BALANCE SHEET

December 31, 2020

Assets
Current assets
Cash	$111,696
Total current assets	111,696
Deferred offering costs associated with initial public offering	237,539
Total Assets	$349,235

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$15,161
Accrued expenses	65,076
Note payable - related party	280,000
Total current liabilities	360,237

Commitments and Contingencies

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding (1) (2)	690
Additional paid-in capital	24,310
Accumulated deficit	(36,002)
Total shareholders' equity	(11,002)
Total Liabilities and Shareholders' Equity	$349,235

(1)	This number includes up to 900,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 8, 2021, the over-allotment was fully exercised, thus, these shares are no longer subject to forfeiture (see Note 4).

(2)	On January 5, 2021, the Company declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share issued and outstanding, resulting in there being 6,900,000 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the dividend.

The accompanying notes are an integral part of these financial statements.

Kairos Acquisition Corp.

STATEMENT OF OPERATIONS

For the Period from August 26, 2020 (inception) through December 31, 2020

General and administrative expenses	$36,002
Net loss	$(36,002)

Weighted average Class B ordinary shares outstanding, basic and diluted (1) (2)	6,000,000

Basic and diluted net loss per ordinary share	$(0.01)

(1)	This number excludes an aggregate of up to 900,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 8, 2021, the over-allotment was fully exercised, thus, these shares are no longer subject to forfeiture (see Note 4).

(2)	On January 5, 2021, the Company declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share issued and outstanding, resulting in there being 6,900,000 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the dividend.

The accompanying notes are an integral part of these financial statements.

Kairos Acquisition Corp.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Period from August 26, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 26, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1) (2)	-	-	6,900,000	690	24,310	-	25,000
Net loss	-	-	-	-	-	(36,002)	(36,002)
Balance - December 31, 2020	-	-	$6,900,000	690	$24,310	$(36,002)	$(11,002)

(1)	This number includes up to 900,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 8, 2021, the over-allotment was fully exercised, thus, these shares are no longer subject to forfeiture (see Note 4).

(2)	On January 5, 2021, the Company declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share issued and outstanding, resulting in there being 6,900,000 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the dividend.

The accompanying notes are an integral part of these financial statements.

Kairos Acquisition Corp.

STATEMENT OF CASH FLOWS

For the Period from August 26, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(36,002)
Changes in operating assets and liabilities:
Prepaid expenses	25,000
Accounts payable	2,726
Accrued expenses	8,276
Net cash used in operating activities	-

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	127,146
Offering costs paid	(15,450)
Net cash provided by financing activities	111,696

Net change in cash	111,696

Cash - beginning of the period	-
Cash - end of the period	$111,696

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$12,435
Deferred offering costs included in accrued expenses	$56,800
Deferred offering costs included in note payable	$152,854
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of these financial statements.

KAIROS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Organization and General

Kairos Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on August 26, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

At December 31, 2020, the Company had not yet commenced operations. All activity for the period from August 26, 2020 (inception) through December 31, 2020 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of income earned on investments on investments in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Kairos Alpha Acquisition LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 5, 2021.  On January 8, 2021, the Company consummated its Initial Public Offering of 24,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $13.3 million, inclusive of $8.4 million in deferred underwriting commissions.  The underwriters exercised the over-allotment option in full and on January 12, 2020, purchased an additional 3,600,000 units (the “Over-Allotment Units”), generating additional gross proceeds of $36.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $2.0 million, inclusive of approximately $1.3 million of deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,300,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $7.3 million. In connection with the consummation of the sale of additional Units pursuant to the underwriters’ over-allotment option on January 12, 2020, the Company sold an additional 720,000 Units to the Sponsor at $1.00 per Private Placement Warrant generating additional gross proceeds of approximately $0.7 million received by the Company on January 8, 2021 (Note 4).

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $276.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide the holders of its Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares have been classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor and HS Chronos’ (the “Initial Shareholders”) officers and directors have agreed not to propose an amendment to Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with our initial business combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Initial Shareholders, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent registered accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $0.1 million in its operating bank account and a working capital deficit of approximately $0.2 million.

The Company’s liquidity needs up to December 31, 2020 had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of $280,000 pursuant to the Note issued to the Sponsor (Note 4). The Company repaid the Note in full on January 8, 2021. Subsequent to the closing of the Initial Public Offering, the Over-Allotment and Private Placement, the proceeds from the consummation of the Private Placement not held in the Trust Account will be used to satisfy the Company’s liquidity. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000, and any cash held in Trust Account. At December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts may differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2020.

Deferred Offering costs

Deferred offering costs consist legal, accounting, and other costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, along with underwriting fees were charged to additional paid- in capital upon the completion of the Initial Public Offering.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of 900,000 Class B ordinary share that were subject to forfeiture if the overallotment option was not fully exercised by the underwriters (See Note 5). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On January 8, 2021, the Company consummated its Initial Public Offering of 24,000,000 Units at $10.00 per Unit, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $13.3 million, inclusive of approximately $8.4 million in deferred underwriting commissions.  The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On January 12, 2020, the underwriters exercised the over-allotment option in full and, purchased an additional 3,600,000 units (the “Over-Allotment Units”), generating additional gross proceeds of $36.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $2.0 million, inclusive of approximately $1.3 million of deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On August 31, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On September 10, 2020, HS Chronos purchased 3,287,412 Founder Shares from the Sponsor for $14,293, or $0.004 per share. On January 5, 2021, the Company declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share issued and outstanding, resulting in the Sponsor holding an aggregate of 2,955,106 Founder Shares (up to 285,212 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised) and HS Chronos holding an aggregate of 3,944,894 Founder Shares (up to 614,788 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). All shares and associated amounts have been adjusted to reflect this share dividend. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 12, 2021, the underwriters fully exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6.

The Initial Shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the initial Business Combination, the Founder Shares will be released from the lockup.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an 7,300,000 Private Placement Warrants to the Sponsor and HS Chronos at an average purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,300,000. In connection with the consummation of the sale of additional Units pursuant to the underwriters’ over-allotment option on January 12, 2020, the Company sold the additional 720,000 Units to the Sponsor at $1.00 per Private Placement Warrant generating additional gross proceeds of approximately $0.7 million received by the Company on January 8, 2021.

The Private Placement Warrants are identical to the Public Warrants sold as part of the Units in the Initial Public Offering, except that the Sponsor and HS Chronos have agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination. The Private Placement Warrants are also not redeemable by the Company so long as they are held by the Sponsor and HS Chronos or their respective permitted transferees.

Certain proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Related Party Loans

On August 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable upon the earlier of June 30, 2021 or the completion of the Initial Public Offering. The Company borrowed $280,000 under the Note through December 31, 2020 and repaid the Note in full on January 8, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or an affiliate of the Sponsor, other initial shareholders, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”).  If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of December 31, 2021, the Company did not have any outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the Company’s Initial Public Offering, the Company agreed to pay its Sponsor a total of up to $20,000 per month, for up to 24 months, for office space, utilities, secretarial and administrative support, of which Mr. de St. Paer, the Company’s Chief Financial Officer, will be paid $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants, and securities that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. These holders will be entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 12, 2020, the underwriters exercised the over-allotment option in full.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, excluding 1,980,000 Units purchased by HS Chronos, or $4.4 million in the aggregate (or approximately $5.1 million in the aggregate if the underwriters’ over-allotment option was exercised in full), paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.4 million in the aggregate (or approximately $9.7 million in the aggregate if the underwriters’ over-allotment option was exercised in full) was payable to the underwriters for deferred underwriting commissions.

The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. On August 31, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 5, 2021, the Company declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share issued and outstanding, resulting in there being 6,900,000 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect this share dividend. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the underwriters fully exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis (as adjusted). In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants — As of December 31, 2020, there were no warrants outstanding. The Public Warrants will become exercisable at $11.50 per share on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital-raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, plus interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Proposed Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants, so long as they are held by the Initial Shareholders or their permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00

Once the warrants become exercisable, the Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price (“the closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption as described above, the Company will have the option to require any holder that wishes to exercise his, her or its warrant to do so on a “cashless basis.” In no event will the Company be required to net cash settle any Warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Other than as described herein, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement (3)
3.1	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated January 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated as of August 26, 2020 issued to Kairos Alpha Acquisition LLC. (1)
10.2	Letter Agreement, dated January 5, 2021, by and among the Company, its officers, directors, Kairos Alpha Acquisition LLC and HS Chronos LLC. (3)
10.3	Investment Management Trust Agreement, dated January 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated January 5, 2021, by and among the Company and certain security holders. (3)
10.5	Securities Subscription Agreement, dated August 28, 2020, between the Company and Kairos Alpha Acquisition LLC. (1)
10.6	Private Placement Warrants Purchase Agreement, dated January 5, 2021, by and between the Company and Kairos Alpha Acquisition LLC. (3)
10.7	Private Placement Warrants Purchase Agreement, dated January 5, 2021, by and between the Company and HS Chronos LLC. (3)
10.8	Form of Indemnity Agreement. (1)
10.9	Administrative Services Agreement, dated January 5, 2021, by and between the Company and Kairos Alpha Acquisition Corp. (3)
14.1	Form of Code of Ethics. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	Form of Audit Committee Charter. (1)
99.2	Form of Compensation Committee Charter. (1)
99.3	Form of Nominating and Corporate Governance Charter. (1)

* **	Filed herewith. Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 21, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 31, 2020.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 11, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2021	KAIROS ACQUISITION CORP.

	By:	/s/ Peter Bang
	Name:	Peter Bang
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter Bang	Chief Executive Officer and Director	March 30, 2021
Peter Bang	(Principal Executive Officer)

/s/ Jerry de St. Paer	Chief Financial Officer	March 30, 2021
Jerry de St. Paer	(Principal Financial and Accounting Officer)

/s/ Robert Glanville	Chairman of the Board	March 30, 2021
Robert Glanville

/s/ Garrett Donald Koehn	Director	March 30, 2021
Garrett Donald Koehn

/s/ John Lummis	Director	March 30, 2021
John Lummis

/s/ Thomas Motamed	Director	March 30, 2021
Thomas Motamed

/s/ Michael J. Stone	Director	March 30, 2021
Michael J. Stone

/s/ Susan J. Sutherland	Director	March 30, 2021
Susan J. Sutherland

/s/ Vikas Singhal	Director	March 30, 2021
Vikas Singhal