Form 10-Q
period 2021-03-31
Kairos Acquisition Corp.
filed 2021-05-27
CIK 1824171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

KAIROS ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39841	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

c/o Ellenoff Grossman & Schole LLP 1345 Avenue of the Americas New York, NY (Address Of Principal Executive Offices)	10105 (Zip Code)

(917) 783-4057
Registrant’s telephone number, including area code

Not Applicable
(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of May 27, 2021, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KAIROS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements (Unaudited)

KAIROS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash	$1,337,055	$111,696
Prepaid expenses	883,360	—
Total current assets	2,220,415	111,696
Investments held in Trust Account	276,003,675	—
Deferred offering costs	—	237,539
Total Assets	$278,224,090	$349,235

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$48,166	$15,161
Accrued expenses	12,183	65,076
Note payable - related party	—	280,000
Total current liabilities	60,349	360,237
Deferred underwriting commissions	9,660,000	—
Derivative warrant liabilities	11,782,800	—
Total Liabilities	21,503,149	360,237

Commitments and Contingencies

Class A ordinary shares; 25,172,094 and -0- shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	251,720,940	—

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,427,906 and -0- shares issued and outstanding (excluding 25,172,094 and -0- shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	243	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding March 31, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	4,999,068	(36,002)
Total shareholders' equity	5,000,001	(11,002)
Total Liabilities and Shareholders' Equity	$278,224,090	$349,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$181,877
Administrative expenses - related party	60,000
Loss from operations	(241,877)

Other income (expense)
Change in fair value of derivative warrant liabilities	10,037,200
Financing costs - derivative warrant liabilities	(776,880)
Interest income from investments held in Trust Account	3,675
Net income	$9,022,118

Basic and diluted weighted average shares outstanding of Class A ordinary shares	27,426,506
Basic and diluted net income per share, Class A ordinary shares	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,790,000
Basic and diluted net income per share, Class B ordinary shares	$1.33

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	—	$—	6,900,000	$690	$24,310	$(36,002)	$(11,002)
Sale of units in initial public offering, less fair value of public warrants	27,600,000	2,760	—	—	262,197,240	—	262,200,000
Offering costs	—	—	—	—	(14,490,175)	—	(14,490,175)
Ordinary shares subject to possible redemption	(25,172,094)	(2,517)	—	—	(247,731,375)	(3,987,048)	(251,720,940)
Net income	—	—	—	—	—	9,022,118	9,022,118
Balance — March 31, 2021 (unaudited)	2,427,906	$243	6,900,000	$690	$—	$4,999,068	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2021

Cash Flows from Operating Activities:
Net income	$9,022,118
Adjustments to reconcile net income to net cash used in operating activities:
Financing costs - derivative warrant liabilities	776,880
Change in fair value of derivative warrant liabilities	(10,037,200)
Interest income from investments held in Trust Account	(3,675)
Changes in operating assets and liabilities:
Accounts payable	33,005
Accrued expenses	3,907
Prepaid expenses	(883,360)
Net cash used in operating activities	(1,088,325)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	(280,000)
Proceeds received from initial public offering, gross	276,000,000
Proceeds received from private placement	8,020,000
Offering costs paid	(5,426,316)
Net cash used in financing activities	278,313,684

Net change in cash	1,225,359

Cash - beginning of the period	111,696
Cash - end of the period	$1,337,055

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions in connection with the initial public offering	$9,660,000
Initial value of Class A common stock subject to possible redemption	$209,696,910
Change in value of Class A common stock subject to possible redemption	$42,024,030

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Organization and General

Kairos Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on August 26, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share  purchase, reorganization or similar business combination with one or more businesses (the "Business Combination"). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

At March 31, 2021, the Company had not yet commenced operations. All activity for the period from August 26, 2020 (inception) through March 31, 2021 relates to the Company's formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments on investments in the Trust Account (as defined below).

The Company’s sponsor is Kairos Alpha Acquisition LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 5, 2021. On January 8, 2021, the Company consummated its Initial Public Offering of 24,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $13.3 million, inclusive of $8.4 million in deferred underwriting commissions. The underwriters exercised the over-allotment option in full and on January 12, 2021, purchased an additional 3,600,000 units (the “Over-Allotment Units”), generating additional gross proceeds of $36.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $2.0 million, inclusive of approximately $1.3 million of deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,300,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $7.3 million. In connection with the consummation of the sale of additional Units pursuant to the underwriters’ over-allotment option on January 12, 2021, the Company sold an additional 720,000 Units to the Sponsor at $1.00 per Private Placement Warrant generating additional gross proceeds of approximately $0.7 million received by the Company on January 8, 2021 (Note 4).

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $276.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $2.2 million.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Prior to the completion of the Initial Public Offering, the Over-Allotment and the Private Placement, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of $280,000 pursuant to the Note issued to the Sponsor (Note 4). The Company repaid the Note in full on January 8, 2021. Subsequent to the closing of the Initial Public Offering, the Over-Allotment and Private Placement, the proceeds from the consummation of the Private Placement not held in the Trust Account will be used to satisfy the Company’s liquidity. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and final prospectus filed by the Company with the SEC on January 14, 2021 and January 8, 2021, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in thesefinancial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including its warrants to purchase ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 13,800,000 public warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 8,020,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants as of March 31, 2021. The fair value of the Private Warrants has been estimated initially and subsequently using a modified version of the Black-Scholes option pricing model.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 25,172,094 and -0- Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding during the period.

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per ordinary share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $4,000 for the three months ended March 31, 2021 by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net income (loss) per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income of approximately $9.0 million, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 21,820,000 shares of the Company’s ordinary shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income per common share is the same as basic net income per common share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

On January 8, 2021, the Company consummated its Initial Public Offering of 24,000,000 Units at $10.00 per Unit, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $13.3 million, inclusive of approximately $8.4 million in deferred underwriting commissions. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On January 12, 2021, the underwriters exercised the over-allotment option in full and, purchased an additional 3,600,000 units (the “Over-Allotment Units”), generating additional gross proceeds of $36.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $2.0 million, inclusive of approximately $1.3 million of deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an 7,300,000 Private Placement Warrants to the Sponsor and HS Chronos at an average purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,300,000. In connection with the consummation of the sale of additional Units pursuant to the underwriters’ over-allotment option on January 12, 2021, the Company sold the additional 720,000 Units to the Sponsor at $1.00 per Private Placement Warrant generating additional gross proceeds of approximately $0.7 million received by the Company on January 8, 2021.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or an affiliate of the Sponsor, other initial shareholders, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of March 31, 2021 and December 31, 2021, the Company did not have any outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the Company’s Initial Public Offering, the Company agreed to pay its Sponsor a total of up to $20,000 per month, for up to 24 months, for office space, utilities, secretarial and administrative support, of which Mr. de St. Paer, the Company’s Chief Financial Officer, will be paid $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred approximately $60,000 for expenses in connection with the Administrative Services Agreement, which is reflected in the accompanying statement of operations. As of March 31, 2021 and December 31, 2020, there was $20,000 and -0- payable included in accounts payable on the condensed balance sheets, respectively.

Note 5 — Commitments and Contingencies

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 12, 2021, the underwriters exercised the over-allotment option in full.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 – Derivative Warrant Liabilities

As of March 31, 2021, the Company had 13,800,000 Public Warrants and 8,020,000 Private Warrants outstanding.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital-raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, plus interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021, there were 2,427,906 Class A ordinary shares issued and outstanding, excluding 25,172,094 shares subject to possible redemption. As of December 31, 2020, the were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. On August 31, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 5, 2021, the Company declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share issued and outstanding, resulting in there being 6,900,000 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect this share dividend. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the underwriters fully exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination. As of March 31, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements

The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Money markets	$276,003,675	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$7,452,000	$—	$—
Derivative warrant liabilities - Private	$—	$—	$4,330,800

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of March 31, 2021 as the Public Warrants were separately listed and traded in February 2021.

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Public Warrants have been measured based on the listed market price of such warrants, a Level 1 measurement, as of March 31, 2021. The fair value of the Private Warrants has been initially and subsequently estimated using a modified Black-Scholes option pricing model. For the three months ended March 31, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $10.0 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of January 8, 2021	As of March 31, 2021
Volatility	17.0%	11.0%
Stock price	$10.00	$9.75
Risk-free rate	0.65%	1.10%
Dividend yield	0.0%	0.0%

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$—
Issuance of Public and Private Warrants	21,820,000
Change in fair value of derivative warrant liabilities	(3,689,200)
Transfer of Public Warrants to Level 1	(13,800,000)
Level 3 - Derivative warrant liabilities at March 31, 2021	$4,330,800

Note 9 — Revision to Prior Period Financial Statements

During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified a misstatement due to its misapplication of accounting guidance related to the Company’s Warrants in the Company’s previously issued audited balance sheet dated January 8, 2021, filed on Form 8-K on January 14, 2021 (the “Post-IPO Balance Sheet”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on January 8, 2021, the Company’s warrants have been accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

The Warrants were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheet, based on the Company’s application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on January 8, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company concluded that the misstatement was not material to the Post-IPO Balance Sheet and the misstatement had no material impact to any prior interim period. The effect of the revisions to the Post-IPO Balance Sheet is as follows:

	As of January 8, 2021
	As Previously
	Reported	Adjustment	As Revised
Balance Sheet
Total assets	$243,126,571	$—	$243,126,571
Liabilities and shareholders’ equity
Total current liabilities	$729,654	$—	$729,654
Deferred underwriting commissions	8,400,000	—	8,400,000
Derivative warrant liabilities	—	19,300,000	19,300,000
Total liabilities	9,129,654	19,300,000	28,429,654
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	228,996,910	(19,300,000)	209,696,910
Stockholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	110	629	739
Class B ordinary shares - $0.0001 par value	690	—	690
Additional paid-in-capital	5,040,235	677,251	5,717,486
Accumulated deficit	(41,028)	(677,880)	(718,908)
Total shareholders’ equity	5,000,007	—	5,000,007
Total liabilities and shareholders’ equity	$243,126,571	$—	$243,126,571

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements issued. Based upon this review, except as described in Note 9, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Kairos Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Kairos Alpha Acquisition LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on August 26, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Kairos Alpha Acquisition LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on January 5, 2021. On January 8, 2021, we consummated its Initial Public Offering of 24,000,000 units (each, an “IPO Unit” and collectively, the “IPO Units” and, with respect to the Class A ordinary shares included in the IPO Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $13.3 million, inclusive of $8.4 million in deferred underwriting commissions. The underwriters exercised the over-allotment option in full and on January 12, 2021, purchased an additional 3,600,000 units (the “Over-Allotment Units,” together with the IPO Units, the “Units”), generating additional gross proceeds of $36.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $2.0 million, inclusive of approximately $1.3 million of deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 7,300,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $7.3 million. In connection with the consummation of the sale of additional Units pursuant to the underwriters’ over-allotment option on January 12, 2021, we sold an additional 720,000 warrants to the Sponsor at $1.00 per Private Placement Warrant generating additional gross proceeds of approximately $0.7 million received by us on January 8, 2021 (Note 4).

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $276.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.3 million in its operating bank account, and working capital of approximately $2.2 million.

Our liquidity needs up to December 31, 2020 had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on our behalf in exchange for the issuance of the Founder Shares, and a loan of $280,000 pursuant to the Note issued to the Sponsor (Note 4). We repaid the Note in full on January 8, 2021. Subsequent to the closing of the Initial Public Offering, the Over-Allotment and Private Placement, the proceeds from the consummation of the Private Placement not held in the Trust Account will be used to satisfy our liquidity. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide us Working Capital Loans (see Note 4). As of March 31, 2021 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering since the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net income of approximately $9.0 million, which consisted of an approximately $10.0 million of gain in change in fair value of derivative warrant liabilities, partially offset by approximately $777,000 in financing costs – derivative warrant liabilities, approximately $182,000 in general and administrative expenses, and $60,000 in administrative expenses – related party.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,600,000 additional units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 12, 2021, the underwriters exercised the over-allotment option in full.

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

Critical Accounting Policies

This management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 25,172,094 and -0- Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income per Ordinary Shares

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding during the period.

Our unaudited condensed statement of operations includes a presentation of income (loss) per common share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $4,000 for the three months ended March 31, 2021 by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net income (loss) per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income of approximately $9.0 million, less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 21,820,000 shares of the Company’s ordinary shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

At March 31, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income per common share is the same as basic net income per common share for the period presented.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including our warrants to purchase ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 13,800,000 public warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 8,020,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants as of March 31, 2021. The fair value of the Private Warrants has been estimated initially and subsequently using a modified version of the Black-Scholes option pricing model.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the revision of our prior period financial statements had not yet been identified.   Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus dated January 5, 2021 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Risks Relating to Revision of Our Prior Period Financial Statements

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

The accounting treatment of our warrants may have an adverse effect on the market price of our securities and/or may make it more difficult for us to consummate an initial business combination.

We account for the 21,820,000 warrants issued in connection with our initial public offering (including the 13,800,000 warrants sold as part of the units in the initial public offering and the 8,020,000 private placement warrants) in accordance with the guidance contained in Derivatives and Hedging — Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the reclassification of our warrants, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On January 8, 2021, we consummated our initial public offering of 27,600,000 IPO Units, including 3,600,000 Over-Allotment Units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share.

The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $276,000,000. In January 2021, simultaneously with the consummation of our initial public offering, we completed the private sale of an aggregate of 8,020,000 warrants at a purchase price of $1.00 per private placement warrant, to our sponsor and HS Chronos, generating gross proceeds of $8,020,000.

Following the closing of our initial public offering the full exercise of the underwriters’ over-allotment option, a total of $276,000,000 (which amount includes $9,660,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account with Continental acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as amended.

There has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in the Company’s final prospectus related to our initial public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 27, 2021	KAIROS ACQUISITION CORP.

	By:	/s/ Peter Bang
	Name:	Peter Bang
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 27, 2021		/s/ Jerry de St. Paer
	Name:	Jerry de St. Paer
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)