Form 10-Q
period 2021-06-30
Kairos Acquisition Corp.
filed 2021-08-13
CIK 1824171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ☐

As of August 13, 2021, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KAIROS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

i

CERTAIN DEFINED TERMS

In this Quarterly Report on Form 10-Q (the “Quarterly Report”), unless otherwise stated or unless the context otherwise requires:

●	“amended and restated memorandum and articles of association” means our amended and restated memorandum and articles of association;
●	“board of directors” or “board” means the board of directors of the Company;
●	“Companies Act” means the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“Company,” “we,” “us,” “our” or “our company” means (i) prior to the closing of the initial business combination, Kairos Acquisition Corp., a Cayman Islands exempted company, and (ii) upon closing of the initial business combination, the post-combination company;
●	“Exchange Act” means the Securities Exchange Act of 1934, as amended;
●	“founder shares” means our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, a portion of which were transferred to HS Chronos in a private placement prior to our initial public offering, and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;
●	“HS Chronos” means HS Chronos LLC, one of our initial shareholders and an affiliate of Vikas Singhal, our director, and Michael Millette, our board observer;
●	“initial business combination” means a merger, capital share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” means the initial public offering that was consummated by the Company on January 8, 2021;
●	“initial shareholders” means, collectively, our sponsor and HS Chronos, in their capacity as the holders of our founder shares that were purchased prior to our initial public offering;
●	“Investment Company Act” means the Investment Company Act of 1940, as amended;
●	“JOBS Act” means the Jumpstart Our Business Startups Act of 2012;
●	“letter agreement” means the letter agreement entered into on January 5, 2021, by and among the Company, its officers, directors, Kairos Alpha Acquisition LLC and HS Chronos LLC;
●	“management” or “management team” means our officers and directors;
●	“Nasdaq” means The Nasdaq Capital Market;
●	“ordinary shares” means our Class A ordinary shares and our Class B ordinary shares;
●	“post-combination company” means the Company upon the consummation of the initial business combination;

●	“private placement” means the private placement of an aggregate of 8,020,000 warrants purchased by our sponsor and HS Chronos which occurred simultaneously with the completion of our initial public offering at an average purchase price of $1.00 per warrant for a total purchase price of $8.02 million;
●	“private placement warrants” means the warrants issued to our sponsor and HS Chronos in a private placement that closed simultaneously with the closing of our initial public offering;
●	“prospectus” means our final prospectus for our initial public offering filed with the SEC on January 8, 2021;
●	“public shareholders” means the holders of our public shares;
●	“public shares” means our Class A ordinary shares offered as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or thereafter in the open market);
●	“public warrants” means the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);
●	“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002;
●	“SEC” means the U.S. Securities and Exchange Commission;
●	“Securities Act” means the Securities Act of 1933, as amended;
●	“sponsor” means Kairos Alpha Acquisition LLC, a Delaware limited liability company;
●	“trust account” means the trust account established in connection with the initial public offering where an amount of $276,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering was placed; and
●	“units” means the units sold in our initial public offering (whether they are subscribed for in our initial public offering or in the open market), which consist of one public share and one-half of one public warrant.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our ability to consummate an initial business combination due to the uncertainty resulting from our officers and directors having conflicts of interest;
●	our ability to obtain additional financing to complete our initial business combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	our public securities’ liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
●	our financial performance.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited, to those factors described under the sections of this Quarterly Report entitled “Summary of Risk Factors” and “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report. However, an investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found in the section of this Quarterly Report entitled “Item 1A. Risk Factors” and should be carefully considered, together with other information in this Quarterly Report. The occurrence of one or more of the events or circumstances described in the section of this Quarterly Report entitled “Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and our investors could lose all or part of their investments. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

Risks Relating to Our Search for and Consummation of a Business Combination

●	We are a recently incorporated company with a limited operating history and no revenues, and our public shareholders have no basis on which to evaluate our ability to achieve our business objective.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	The only opportunity of our public shareholders to affect the investment decision regarding a potential business combination will be limited to the exercise of their right to redeem their shares from us for cash, unless we seek shareholder approval of the business combination.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that our public shareholders would have to wait for liquidation in order to redeem their shares.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	We may not be able to complete our initial business combination prior to January 8, 2023 (24 months from the closing of our initial public offering) and would have to cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive approximately $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder or a “group” of shareholders that are deemed to hold in excess of 15% of our Class A ordinary shares will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	If the funds available to us outside the trust account are insufficient, we may need additional funds to facilitate our search for a target business or businesses and complete our initial business combination and we will depend on loans or other financing from our initial shareholders, our management team or other third parties to fund our search, to pay our taxes and to complete our initial business combination.
●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

Risks Relating to the Post-Business Combination Company

●	Subsequent to the completion of our initial business combination, the post-combination company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and its share price, which could cause our shareholders to lose some or all of their investments.

Risks Relating to Potential Conflicts of Interest

●	If we seek shareholder approval of our initial business combination, our initial shareholders, officers and directors may have potential conflicts of interest in recommending to vote in favor of approving any business combination and such other proposals related thereto.
●	If we seek shareholder approval of our initial business combination, our initial shareholders, officers, directors, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.
●	If we seek shareholder approval of our initial business combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	Our sponsor, our officers and directors (who have economic interests in our sponsor), and HS Chronos paid, directly or indirectly, approximately $0.004 per each founder share and approximately $1.00 per each private placement warrant. As a result of these low initial prices, our sponsor, our officers and directors, HS Chronos, and their respective affiliates stand to make a substantial capital gain upon removal of trading restrictions on such founder shares and warrants even if an initial business combination subsequently declines in value for our public shareholders.
●	Financial incentives may cause the underwriters of our initial public offering to have potential conflicts of interest in rendering any additional services to us after such offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

Risks Relating to Our Securities

●	Our public shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investments, therefore, our public shareholders may be forced to sell their public shares or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our public shareholders will not be entitled to protections normally afforded to investors of many other blank check companies.

General Risk Factors

●	We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
●	Because we are incorporated under the laws of the Cayman Islands, our investors may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited.

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

KAIROS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash	$1,066,814	$111,696
Prepaid expenses	739,236	—
Total current assets	1,806,050	111,696
Investments held in Trust Account	276,007,869	—
Deferred offering costs	—	237,539
Total Assets	$277,813,919	$349,235

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$387,030	$15,161
Accrued expenses	78,262	65,076
Note payable - related party	—	280,000
Total current liabilities	465,292	360,237
Deferred underwriting commissions	9,660,000	—
Derivative warrant liabilities	17,237,800	—
Total Liabilities	27,363,092	360,237

Commitments and Contingencies

Class A ordinary shares; 24,545,082 and -0- shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	245,450,820	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,054,918 shares issued and outstanding (excluding 24,545,082 shares subject to possible redemption) and none issued and outstanding at June 30, 2021 and December 31, 2020, respectively	305	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding June 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	2,213,010	24,310
Retained earnings (Accumulated deficit)	2,786,002	(36,002)
Total shareholders’ equity (deficit)	5,000,007	(11,002)
Total Liabilities and Shareholders’ Equity (Deficit)	$277,813,919	$349,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The	For The
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
General and administrative expenses	$689,308	$871,185
Administrative expenses - related party	60,000	120,000
Loss from operations	(749,308)	(991,185)

Other income (expenses)
Change in fair value of derivative warrant liabilities	(5,455,000)	4,582,200
Financing costs - derivative warrant liabilities	—	(776,880)
Interest income from investments held in Trust Account	4,194	7,869
Net (loss) income	$(6,200,114)	$2,822,004

Basic and diluted weighted average shares outstanding of Class A ordinary shares	27,600,000	27,517,241
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00
Basic and diluted weighted average shares outstanding of Class B ordinary shares	6,900,000	6,845,304
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.90)	$0.41

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares					Retained Earnings	Total
	Class A		Class B		Additional Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — December 31, 2020	—	$—	6,900,000	$690	$24,310	$(36,002)	$(11,002)
Sale of units in initial public offering, less fair value of public warrants	27,600,000	2,760	—	—	262,197,240	—	262,200,000
Offering costs	—	—	—	—	(14,490,175)	—	(14,490,175)
Ordinary shares subject to possible redemption	(25,172,094)	(2,517)	—	—	(247,731,375)	(3,987,048)	(251,720,940)
Net income	—	—	—	—	—	9,022,118	9,022,118
Balance - March 31, 2021 (unaudited)	2,427,906	243	6,900,000	690	—	4,999,068	5,000,001
Offering costs	—	—	—	—	(70,000)	—	(70,000)
Ordinary shares subject to possible redemption	627,012	62	—	—	2,283,010	3,987,048	6,270,120
Net loss	—	—	—	—	—	(6,200,114)	(6,200,114)
Balance — June 30, 2021 (unaudited)	3,054,918	$305	6,900,000	$690	$2,213,010	$2,786,002	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2021

Cash Flows from Operating Activities:
Net income	$2,822,004
Adjustments to reconcile net income to net cash used in operating activities:
Financing costs - derivative warrant liabilities	776,880
Change in fair value of derivative warrant liabilities	(4,582,200)
Interest income from investments held in Trust Account	(7,869)
Changes in operating assets and liabilities:
Accounts payable	371,869
Accrued expenses	(14)
Prepaid expenses	(739,236)
Net cash used in operating activities	(1,358,566)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	(280,000)
Proceeds received from initial public offering, gross	276,000,000
Proceeds received from private placement	8,020,000
Offering costs paid	(5,426,316)
Net cash provided by financing activities	278,313,684

Net change in cash	955,118

Cash - beginning of the period	111,696
Cash - end of the period	$1,066,814

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000	[4]
Deferred underwriting commissions in connection with the initial public offering	$9,660,000
Initial value of Class A ordinary shares subject to possible redemption	$209,696,910
Change in value of Class A ordinary shares subject to possible redemption	$35,753,910

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

At June 30, 2021, the Company had not yet commenced operations. All activity for the period from August 26, 2020 (inception) through June 30, 2021 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments on investments in the Trust Account (as defined below).

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor’s and HS Chronos’ (the “Initial Shareholders”) officers and directors have agreed not to propose an amendment to Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with our initial business combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

The Initial Shareholders and our officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent registered accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.1 million in its operating bank account and working capital of approximately $1.3 million.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Prior to the completion of the Initial Public Offering, the Over-Allotment and the Private Placement, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of $280,000 pursuant to the Note issued to the Sponsor (Note 4). The Company repaid the Note in full on January 8, 2021. Subsequent to the closing of the Initial Public Offering, the Over-Allotment and Private Placement, the proceeds from the consummation of the Private Placement not held in the Trust Account will be used to satisfy the Company’s liquidity. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ending December 31, 2020 and final prospectus filed by the Company with the SEC on March 31, 2021 and January 8, 2021, respectively.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in the interest income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including its warrants to purchase ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The public warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants as of June 30, 2021. The fair value of the Private Warrants has been estimated initially and subsequently, as of June 30, 2021, using a modified version of the Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs that were incurred through, and directly related to, the Initial Public Offering. Offering costs associated with the issuance of derivative warrant liabilities are expensed as incurred, and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the ordinary shares and public warrants were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 24,545,082 and -0- Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary share is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary share outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary share is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary share, by the weighted average number of Class B ordinary share outstanding for the periods. Class B ordinary share include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per share of ordinary share:

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021
Class A ordinary share
Numerator: Income allocable to Class A ordinary share
Interest income from investments held in Trust Account	$4,194	$7,869
Less: Company’s portion available to be withdrawn to pay taxes	—	—
Net income attributable to Class A ordinary share	$4,194	$7,869
Denominator: Weighted average Class A ordinary share
Basic and diluted weighted average shares outstanding, Class A ordinary share	27,600,000	27,517,241
Basic and diluted net income per share, Class A ordinary share	$0.00	$0.00

Class B ordinary share
Numerator: Net income (loss) minus net income allocable to Class A ordinary share
Net income (loss)	$(6,200,114)	$2,822,004
Net income allocable to Class A ordinary share	4,194	7,869
Net income (loss) attributable to Class B ordinary share	$(6,204,308)	$2,814,135
Denominator: Weighted average Class B ordinary share
Basic and diluted weighted average shares outstanding, Class B ordinary share	6,900,000	6,845,304
Basic and diluted net income (loss) per share, Class B ordinary share	$(0.90)	$0.41

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

On August 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable upon the earlier of June 30, 2021 or the completion of the Initial Public Offering. The Company borrowed $280,000 under the Note through December 31, 2020 and repaid the Note in full on January 8, 2021. This facility is no longer available to be withdrawn.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or an affiliate of the Sponsor, other initial shareholders, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of June 30, 2021 and December 31, 2021, the Company did not have any outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the Company’s Initial Public Offering, the Company agreed to pay its Sponsor a total of up to $20,000 per month, for up to 24 months, for office space, utilities, secretarial and administrative support, of which Mr. de St. Paer, the Company’s Chief Financial Officer, will be paid $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred approximately $60,000 and $120,000, for expenses in connection with the Administrative Services Agreement, which is reflected in the accompanying statement of operations, respectively. As of June 30, 2021 and December 31, 2020, there were no amounts payable for such expenses.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 – Derivative Warrant Liabilities

As of June 30, 2021, the Company had 13,800,000 Public Warrants and 8,020,000 Private Warrants outstanding.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 3,054,918 Class A ordinary shares issued and outstanding, excluding 24,545,082 shares subject to possible redemption. As of December 31, 2020, the were no Class A ordinary shares issued or outstanding.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. On August 31, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 5, 2021, the Company declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share issued and outstanding, resulting in there being 6,900,000 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect this share dividend. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the underwriters fully exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination. As of June 30, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Money markets	$276,007,869	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$10,902,000	$—	$—
Derivative warrant liabilities - Private	$—	$—	$6,335,800

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of March 31, 2021 as the Public Warrants were separately listed and traded in February 2021. There were no other transfers in the three and six months ended June 30, 2021.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 assets include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Public Warrants have been measured based on the listed market price of such warrants, a Level 1 measurement, as of June 30, 2021. The fair value of the Private Warrants has been initially and subsequently estimated using a modified Black-Scholes option pricing model. For the three months ended June 30, 2021, the Company recognized a loss of $5.5 million resulting from an increase in the fair value of liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations. For the six months ended June 30, 2021, the Company recognized a gain of $4.6 million resulting from a decrease in the fair value of liabilities of approximately.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of June 30, 2021
Volatility	14.6%
Stock price	$9.70
Risk-free rate	0.95%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and six months ended June 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$—
Issuance of Public and Private Warrants	21,820,000
Change in fair value of derivative warrant liabilities	(3,689,200)
Transfer of Public Warrants to Level 1	(13,800,000)
Level 3 - Derivative warrant liabilities at March 31, 2021	$4,330,800
Change in fair value of derivative warrant liabilities	2,005,000
Level 3 - Derivative warrant liabilities at June 30, 2021	$6,335,800

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred from June 30, 2021 up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on August 26, 2020. We were formed for the purpose of effecting an initial business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Kairos Alpha Acquisition LLC, a Delaware limited liability company. The registration statement for our initial public offering was declared effective on January 5, 2021. On January 8, 2021, we consummated our initial public offering of 24,000,000 units, at $10.00 per unit, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $13.3 million, inclusive of $8.4 million in deferred underwriting commissions. The underwriters exercised the over-allotment option in full, and on January 12, 2021, purchased an additional 3,600,000 units, generating additional gross proceeds of $36.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $2.0 million, inclusive of approximately $1.3 million of deferred underwriting commissions.

Simultaneously with the closing of the initial public offering, we consummated the private placement of 7,300,000 private placement warrants at a price of $1.00 per private placement warrant, generating total gross proceeds of $7.3 million. In connection with the consummation of the sale of additional units pursuant to the underwriters’ over-allotment option on January 12, 2021, we sold an additional 720,000 private placement warrants to the sponsor at $1.00 per private placement warrant generating additional gross proceeds of approximately $0.7 million received by us on January 8, 2021.

Upon the closing of the initial public offering, the Over-Allotment and the private placement, $276.0 million ($10.00 per unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement was placed in the trust account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, until the earlier of  (i) the completion of the initial business combination and (ii) the distribution of the trust account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. There is no assurance that we will be able to complete an initial business combination successfully. We must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the signing of the agreement to enter into the initial business combination. However, we will only complete an initial business combination if the post-combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete an initial business combination prior to January 8, 2023 (24 months from the closing of our initial public offering), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.1 million in our operating bank account, and working capital of approximately $1.3 million.

Our liquidity needs up to December 31, 2020 had been satisfied through the payment of $25,000 from the sponsor to cover for certain expenses on our behalf in exchange for the issuance of the founder shares, and a loan of $280,000 pursuant to the promissory note dated August 28, 2020 issued to the sponsor (the “Note”). We repaid the Note in full on January 8, 2021. Subsequent to the closing of the initial public offering, the Over-Allotment and private placement, the proceeds from the consummation of the private placement not held in the trust account will be used to satisfy our liquidity. In addition, in order to finance transaction costs in connection with an initial business combination, the sponsor may, but is not obligated to, provide us working capital loans. As of June 30, 2021 and December 31, 2021, there were no amounts outstanding under any working capital loan.

Based on the foregoing, our management currently believes that we will have sufficient working capital and borrowing capacity from our sponsor or an affiliate of our sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of an initial business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, its specific impact is not readily determinable as of the date of this Quarterly Report. The financial statements and notes contained in this Quarterly Report do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in connection with our formation and the initial public offering, and the search for a target business for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended June 30, 2021, we had a net loss of approximately $6.2 million, which consisted of an approximately $689,000 in general and administrative expenses, $60,000 in administrative expenses – related party, approximately $5.5 million of loss in change in fair value of derivative warrant liabilities, partially offset by approximately $4,000 in interest income from investments held in trust account.

For the six months ended June 30, 2021, we had a net income of approximately $2.8 million, which consisted of approximately $4.6 million of gain in change in fair value of derivative warrant liabilities and approximately $8,000 in interest income from investments held in trust account, partially offset by approximately $871,000 in general and administrative expenses, $120,000 in administrative expenses – related party, and approximately $777,000 in financing costs – derivative warrant liabilities.

Contractual Obligations

Registration and Shareholder Rights

The holders of founder shares, private placement warrants and securities that may be issued upon conversion of working capital loans, if any, are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the filing of the prospectus to purchase up to 3,600,000 additional units to cover over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions. On January 12, 2021, the underwriters exercised the over-allotment option in full.

The underwriters were entitled to an underwriting discount of $0.20 per unit, excluding 1,980,000 units purchased by HS Chronos, or $4.4 million in the aggregate (or approximately $5.1 million in the aggregate if the underwriters’ over-allotment option was exercised in full), paid upon the closing of the initial public offering. In addition, $0.35 per unit, or approximately $8.4 million in the aggregate (or approximately $9.7 million in the aggregate if the underwriters’ over-allotment option was exercised in full) is payable to the underwriters for deferred underwriting commissions.

The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements contained elsewhere in this Quarterly Report, which have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 24,545,082 and -0- Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Net Income (Loss) per Ordinary Shares

Our condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary share is calculated by dividing the interest income earned on the trust account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary share outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary share is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary share, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the trust account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the initial public offering and private placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including our warrants to purchase ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the public warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently measured based on the listed market price of such warrants as of June 30, 2021. The fair value of the private placement warrants has been estimated initially and subsequently as of June 30, 2021, using a modified version of the Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and, under the JOBS Act, are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Risk Management

Our management is highly experienced in risk management. Each member of our management has been a board member, principal officer and/or advisor regarding finance, financial transactions, financial reporting and/or risk management to publicly listed companies. Each member of our management has a demonstrated history of executing his or her fiduciary obligations to all public shareholders.

Each member of our management has a personal financial investment in the Company and has a vested interest in the profitable outcome of our initial business combination.  Each of them is fully aware of the potential conflict of interests set forth in the section of this Quarterly Report entitled “Item 1A. Risk Factors” and is committed in achieving a profitable transaction for all public shareholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our certifying officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the revision of our prior period financial statements had not yet been identified.   Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. As of June 30, 2021, this has not been fully remediated.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

An investment in our securities involves a high degree of risk. Our potential investors should consider carefully all of the risks described below, together with the other information contained in this Quarterly Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and our investors could lose all or part of their investments. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. For additional risk factors not presently known to us or that we currently deem immaterial or that may also impair our business or results of operations, please see our final prospectus dated January 5, 2021 filed with the SEC and in our quarterly report on Form 10-Q dated May 27, 2021.

Risks Relating to Our Search for and Consummation of a Business Combination

We are a recently incorporated company with a limited operating history and no revenues, and our public shareholders have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated exempted company incorporated under the laws of the Cayman Islands with a limited operating results. Because we have a limited operating history, our public shareholders have a limited basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of any business we may acquire.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented in our SEC filings for informational purposes only. Past performance by our management team, including their affiliates’ past performance, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Potential investors and our shareholders should not rely on the historical record of our management team and their affiliates as indicative of our future performance, and our shareholders may lose all or part of their invested capital. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. Our officers and directors do not have management experience with blank check companies or special purpose acquisition companies in the past.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or the rules of Nasdaq or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval under Cayman Islands law or the rules of Nasdaq include asset acquisitions and capital stock or share purchases, while transactions such as direct mergers with our company or transactions where we issue more than 20% of our outstanding shares would require shareholder approval under applicable Cayman Islands law or the rules of Nasdaq. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a general meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. Except as required by law or Nasdaq rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate. For additional information, please see the section in our prospectus entitled “Proposed Business-Effecting Our Initial Business Combination-Shareholders may not have the ability to approve our initial business combination.”

The only opportunity of our public shareholders to affect the investment decision regarding a potential business combination will be limited to the exercise of their right to redeem their shares from us for cash, unless we seek shareholder approval of the business combination.

As of the date of this Quarterly Report, public shareholders will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Although we may have been engaging in substantive discussions, directly or indirectly, with some business combination targets with respect to an initial business combination with us, we have not selected any specific business combination target. We may decide not to hold a shareholder vote to approve our initial business combination or such other circumstances not requiring shareholder approval under applicable Cayman Islands law or the rules of Nasdaq. Since our board of directors may approve the completion of a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, public shareholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels, if such financing is available at all. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B shares at the time of the initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that our public shareholders would have to wait for liquidation in order to redeem their shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, public shareholders would not receive their pro rata portion of the trust account until we liquidate the trust account. If a public shareholder is in need of immediate liquidity, such public shareholder could attempt to sell its shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, public shareholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or they are able to sell their shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by January 8, 2023, which is 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration with the SEC. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases has resulted in a widespread health crisis, which has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors or service providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 ultimately impacts our identification and consummation of a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We may not be able to complete our initial business combination prior to January 8, 2023 (24 months from the closing of our initial public offering) and would have to cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive approximately $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our initial shareholders, officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive approximately $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. For additional information, please see the section in our prospectus titled “Proposed Business-Business Strategy-Tendering share certificates in connection with a tender offer or redemption rights.”

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder or a “group” of shareholders that are deemed to hold in excess of 15% of our Class A ordinary shares will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. The public shareholders’ inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial business combination and they could suffer a material loss on their investments in us if they sell Excess Shares in open market transactions. Additionally, public shareholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, public shareholders would continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open market transactions, potentially at a loss.

Our initial shareholders paid an aggregate of $25,000, or approximately $0.004 per founder share, and, accordingly, there was immediate and substantial dilution upon the purchase of our Class A ordinary shares in our initial public offering.

The difference between the initial public offering price per share (allocating all of the unit purchase price to the ordinary shares and none to the warrant included in the unit) and the pro forma net tangible book value per Class A ordinary share after our initial public offering constituted the dilution to public shareholders and the other investors in our initial public offering. Our initial shareholders acquired the founder shares at a nominal price which significantly contributed to this dilution. Immediately upon the closing of our initial public offering, the public shareholders incurred an immediate and substantial dilution of approximately 93.1%, the difference between the pro forma net tangible book value per share of $0.69 and the initial offering price of $10.00 per unit. This dilution increased to the extent that the anti-dilution provisions of the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued or deemed issued in connection with our initial business combination were disproportionately dilutive to our Class A ordinary shares.

We may issue additional Class A ordinary or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preference shares, par value $0.0001 per share. Immediately after our initial public offering, there were 156,700,000 and 14,000,000 authorized but unissued Class A and Class B ordinary shares available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares.

Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering;
●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, the resources available to us for our initial business combination may be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

We face additional risks related to insurance sector companies.

Business combinations with companies in the insurance sector entail special considerations and risks. If we are successful in completing a business combination with such a target business, we will be subject to, and possibly adversely affected by, the following risks:

●	Compliance with governmental regulations and changes in laws and regulations and risks from investigations and legal proceedings could be costly and could adversely affect operating results;

●	We may not be able to obtain regulatory approvals in connection with a business combination in a timely manner, or at all, and this delay or failure may result in additional expenditures of money and resources, jeopardize our efforts to consummate a business combination within required time periods and force us to liquidate;
●	Each of our target businesses in the insurance sector will be subject to extensive regulation, which may adversely affect our ability to achieve our business objectives; in addition, if a target business fails to comply with these regulations, it may be subject to penalties, including fines and suspensions, which could reduce our earnings significantly;
●	If we fail to properly evaluate the financial position and reserves of a target business with which we enter into a business combination, our losses and benefits from the operation of that business may exceed our loss and benefit reserves, which could have a significantly adverse effect on our results of operations;
●	A downgrade in the claims paying and financial strength ratings of a target business may cause significant declines in its revenues and earnings;
●	Changes in market interest rates or in the equity security markets may impair the performance of a target business’ investments, the sales of its investment products and issuers of securities held in the portfolio of the target business;
●	The exclusions and limitations in policies written by a target business may not be enforceable;
●	Cyclical changes in the property/casualty insurance industry may negatively impact a target business’ results of operations;
●	Catastrophic losses are unpredictable and may adversely affect the results of operations, liquidity and financial condition of a target business;
●	A target business may be subject to assessments and other surcharges from state guaranty funds, mandatory reinsurance arrangements and state insurance facilities, which may reduce or otherwise impair profitability;
●	Reliance by a target business on information technology and telecommunications systems and the failure or disruption of these systems could disrupt its operations and adversely affect its results of operations;
●	If the reserves established by a target business for insurance claims are insufficient, the earnings of such target business may be reduced or it could suffer losses; and
●	If a target business is engaged in insurance brokerage, a reduction in insurance premium rates and commission rates may have an adverse effect on its operations and profits.

We may also be subject to some of the risks related to potential business combinations with businesses in the insurance technology (the “InsurTech”) sector. See “-We may face additional risks related to businesses in the InsurTech sector.” Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the insurance sector. For additional information, please see “-Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines” and other risk factors herein. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

We may face additional risks related to businesses in the InsurTech sector.

Business combinations with businesses in the InsurTech sector may involve special considerations and risks. If we complete our initial business combination with a business in the financial services industry or a business providing technology services to the financial industry, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

●	If we are unable to keep pace with evolving technology and changes in the InsurTech sector, our revenues and future prospects may decline;
●	Our ability to provide InsurTech products and services to customers may be reduced or eliminated by regulatory changes;
●	Any business or company we acquire could be vulnerable to cyberattack or theft of individual identities or personal data;
●	Difficulties with any products or services we provide could damage our reputation and business;
●	A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business; and
●	We may not be able to protect our intellectual property and we may be subject to infringement claims.

We may also be subject to some of the risks related to potential business combinations with businesses in the insurance sector. See “-We face additional risks related to insurance sector companies.” Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to businesses in the InsurTech sector. For additional information, please see “-Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines” and other risk factors herein. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which the target business which we acquire operates, none of which can be presently ascertained.

If the funds available to us outside the trust account are insufficient to allow us to operate for at least 24 months following the closing of our initial public offering, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until January 8, 2023 (24 months following the closing of our initial public offering), assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from certain of our affiliates are discussed in the section of our prospectus titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us outside the trust account, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the funds available to us outside the trust account are insufficient, we may need additional funds to facilitate our search for a target business or businesses and complete our initial business combination and we will depend on loans or other financing from our initial shareholders, our management team or other third parties to fund our search, to pay our taxes and to complete our initial business combination.

As of June 30, 2021, approximately $1,067,000 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds or seek other financing from our initial shareholders, management team or other third parties to operate or may be forced to liquidate. Neither our initial shareholders, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share (or less in certain circumstances) on our redemption of our public shares, and our warrants will expire worthless. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Quarterly Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Future issuances of securities may dilute the interests of our shareholders, reduce the price of our securities and even result in our inability to consummate an initial business combination.

 Any future issuance of our securities could dilute the interests of our then existing shareholders and could substantially decrease the trading price of our securities. We may issue ordinary shares and preference shares in connection with the initial business combination or in the future, including pursuant to a private investment in public equity, or PIPE, or other offering of equity securities, for a number of reasons, including to finance the operations and business strategy of the post-combination company (including in connection with acquisitions and other transactions), to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of then-outstanding options or other equity-linked securities, if any, or for other reasons. This could increase the cost of, delay or otherwise complicate or frustrate our ability to consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure public shareholders that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors, shareholders or their affiliates is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. There is no guarantee that our vendors, service providers (other than our independent registered accounting firm), prospective target businesses or other entities with which we do business will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent registered accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and public shareholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors or their affiliates will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor to us, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors, who are also members of our sponsor and indirect owners of a portion of the sponsor’s founder shares and private placement warrants, would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure public shareholders that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to $18,292 and to imprisonment for five years in the Cayman Islands.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which we are currently not subject.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-combination company’s business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale, nor do we plan to buy any business that would be deemed an investment company under the Investment Company Act. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our initial business combination by January 8, 2023 (24 months from the closing of our initial public offering), our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we are unable to consummate our initial business combination by January 8, 2023 (24 months from the closing of our initial public offering), we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the initial 24 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in our prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, we may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings and public shareholders will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue acquisition opportunities in any one of numerous industries, except that we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure public shareholders that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure public shareholders that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located. The transaction may require a shareholder or warrant holder (or its members) to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident, if it is a tax transparent entity). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of the directors and officers of the post-combination company will reside outside of the United States and all of their assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of those directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on such directors and officers under United States laws.

In particular, there is uncertainty as to whether the courts of certain jurisdictions would recognize and enforce judgments of U.S. courts obtained against the post-combination company or its directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the applicable jurisdiction’s courts against it or its directors or officers predicated upon the securities laws of the United States or any state in the United States.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination company.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure public shareholders that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the post-combination company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with the post-combination company after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with the post-combination company after the completion of our initial business combination. We cannot assure public shareholders that any of our key personnel will remain in senior management or advisory positions with the post-combination company. The determination as to whether any of our key personnel will remain with the post-combination company will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination company may be negatively impacted. Accordingly, any of our shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination company. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination company.

We may seek to complete only one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our initial public offering and the sale of the private placement warrants, $276,000,000 will be available to complete our business combination and pay related fees and expenses (which includes $9,660,000 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not seek or be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our initial shareholders, directors, officers or advisors, or their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure public shareholders that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. We cannot assure public shareholders that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time in which we have to consummate a business combination through amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein and in our amended and restated memorandum and articles of association or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders have agreed that, without the other’s consent, neither will vote its founder shares with respect to an amendment to our amended and restated memorandum and articles of association. Should our initial shareholders vote all their shares in favor of any such amendment, we would require 13,545,001, or 49.1%, of the public ordinary shares issued in our initial public offering to be voted in favor of any such amendment for its approval (assuming no purchase by our initial shareholders or their affiliates of public shares after the date of this Quarterly Report). We may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our initial shareholders, which currently collectively beneficially own approximately 25.7% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which public shareholders do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Certain agreements, including the underwriting agreement relating to our initial public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our initial shareholders, officers and directors, the registration rights agreement among us and our initial shareholders and the administrative services agreement between us and our sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the underwriting agreement related to our initial public offering contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) so long as we obtain and maintain a listing for our securities on Nasdaq. While we do not currently expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to GAAP or the international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As a result, included in our balance sheet as of March 31, 2021 (as part of our Quarterly Report on Form 10-Q filed with the SEC on May 27, 2021) were derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

The accounting treatment of our warrants may have an adverse effect on the market price of our securities and/or may make it more difficult for us to consummate an initial business combination.

We account for the 21,820,000 warrants issued in connection with our initial public offering (including the 13,800,000 warrants sold as part of the units in the initial public offering and the 8,020,000 private placement warrants) in accordance with the guidance contained in Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary share. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

In connection with the reclassification of our warrants pursuant to our analysis of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

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

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure public shareholders that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Risks Relating to the Post-Business Combination Company

Subsequent to the completion of our initial business combination, the post-combination company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and its share price, which could cause our shareholders to lose some or all of their investments.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure public shareholders that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, the post-combination company may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in its reporting losses, incurring cash expenses or recording non-cash charges. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on the post-combination company’s liquidity, the fact that it reports charges of this nature could contribute to negative market perceptions about the post-combination company or its securities. In addition, charges of this nature may cause the post-combination company to violate net worth or other covenants to which it may be subject as a result of assuming pre-existing debt held by a target business or by virtue of it obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-combination company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger portion of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

If management of the post-combination company following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of the post-combination company’s assets may be located in a foreign country and substantially all of its revenues may be derived from our operations in such country. Accordingly, the post-combination company’s results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which it operates.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, the post-combination company’s financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Risks Relating to Potential Conflicts of Interest

If we seek shareholder approval of our initial business combination, our initial shareholders, officers and directors may have potential conflicts of interest in recommending to vote in favor of approving any business combination and such other proposals related thereto.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, public shareholders should be aware that our initial shareholders, directors, officers, advisors or their respective affiliates have interests in the business combination that may be different from, or in addition to, the interests of public shareholders. These interests include:

●	the fact that our initial shareholders, officers and directors have waived their right to redeem any of the founder shares and public shares in connection with a shareholder vote to approve the business combination;
●	the fact that, prior to our initial public offering, our sponsor paid an aggregate of $25,000 for the founder shares, and now holds 2,955,106 founder shares which will convert into 2,955,106 shares of Class A ordinary shares in accordance with our amended and restated memorandum and articles of association, and such securities may have a significantly higher value at the time of the business combination; and in the event we do not consummate an initial business combination within 24 months from the closing of our initial public offering, or by January 8, 2023, these founder shares will be worthless;
●	the fact that HS Chronos, which is affiliated with our director Vikas Singhal and our board observer Michael Millette, paid our sponsor an aggregate of $14,293.10 for some founder shares the sponsor then owned, and now holds 3,944,894 founder shares which will convert into 3,944,894 shares of Class A ordinary shares in accordance with our amended and restated memorandum and articles of association, and such securities may have a significantly higher value at the time of the business combination; and in the event we do not consummate an initial business combination by January 8, 2023, these founder shares will be worthless;

●	that fact that, prior to our initial public offering, each of our officers and directors made a significant investment in our sponsor (with individual cash investments ranging from $100,000 to $500,000) and became a member of our sponsor with indirect ownership interests in the founder shares owned by the sponsor; and that the personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination;
●	the fact that our initial shareholders, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares (or indirect interests in founder shares) if we fail to complete an initial business combination by January 8, 2023;
●	the fact that our sponsor paid approximately $2,535,864 for 2,726,736 private placement warrants and HS Chronos paid approximately $5,504,995 for 5,293,264 private placement warrants, and each of such private placement warrants is exercisable commencing on January 8, 2023 for one share of Class A ordinary share at an exercise price of $11.50 per share. If we do not consummate an initial business combination by January 8, 2023, then the proceeds from the sale of the private placement warrants will be part of the liquidating distribution to the public shareholders and the warrants held by our sponsor and HS Chronos will be worthless;
●	that fact that our officers and directors have an indirect ownership interest in the private placement warrants owned by our sponsor;
●	the fact that HS Chronos purchased 1,980,000 shares of Class A ordinary shares in our initial public offering and, as of this Quarterly Report, holds 1,980,000 shares of Class A ordinary shares representing 5.7% of our issued and outstanding ordinary shares;
●	if the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors, who are also members of our sponsor and indirect owners of a portion of the sponsor’s founder shares and private placement warrants, would determine whether to take legal action against our sponsor to enforce its indemnification obligations and may decide not to take legal action on our behalf against our sponsor to enforce its indemnification obligations to us. See “-Our directors may decide not to enforce the indemnification obligations of our sponsor to us, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders” and other risk factors herein;
●	the fact that holders of the founder shares have the right to vote on the appointment of the company’s directors prior to initial business combination and the anticipated nomination and subsequent election of any or some of our directors after the consummation of the business combination. As such, in the future any or some of our directors will receive any cash fees, stock options or stock awards that the board of directors determines to pay to our directors; and
●	the continued indemnification of our existing directors and officers and the continuation of our directors’ and officers’ liability insurance after the business combination.

These financial interests of our initial shareholders, officers and directors and entities affiliated with them may have an influence on their decision to approve any business combination. Public shareholders should consider these interests when evaluating any business combination and any recommendation of the board of directors to vote in favor such business combination proposal and such other proposals related thereto to be presented to the shareholders.

We are not required to obtain an opinion from an independent investment banking or from an independent accounting firm, and consequently, public shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if our board of directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion as described above.

If we seek shareholder approval of our initial business combination, our initial shareholders, officers, directors, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, officers, advisors or their respective affiliates, may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Please see “Proposed Business-Permitted purchases of our securities” in our prospectus for a description of how such persons will determine which shareholders to seek to acquire shares from. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial shareholders, directors, officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If we seek shareholder approval of our initial business combination, our initial shareholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares held by them, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our initial shareholders currently own 25.7% of our issued and outstanding ordinary shares as of the date of this Quarterly Report. As a result, if there is no change in the initial shareholders’ ownership of founder shares, we would need only 8,370,001, or 30.3%, of the 27,600,000 public shares sold in the initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted and assuming HS Chronos and its affiliates will vote the public shares they own as of the date of this Quarterly Report in favor of any such amendment for its approval) in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our initial shareholders and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in making and managing investments in a similar business, although they may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our initial public offering.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Specifically, Messrs. Singhal and Millette have fiduciary obligations to Hudson Structured Capital Management (“HSCM”) and their respective affiliates and to certain other companies and clients. As a result, they will have a duty to offer acquisition opportunities to certain HSCM clients or other entities. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that investors should be aware of, please see the sections in our prospectus titled “Management-Directors and Officers,” “Management - Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section in our prospectus titled “Management-Directors and Officers.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with one or more of our initial shareholders, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our initial shareholders, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our initial shareholders, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with one or more of our initial shareholders, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under the section in our prospectus titled “Management-Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in the section in our prospectus titled “Proposed Business-Effecting Our Initial Business Combination-Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent directors. Even if we agree to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On August 31, 2020, our sponsor paid $25,000 to cover certain expenses on our behalf in exchange for issuance of 5,750,000 founder shares, or a purchase price of approximately $0.004 per share. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. On September 10, 2020, HS Chronos purchased 3,287,412 founder shares from our sponsor for $14,293.10, or $0.004 per share. In January 2021, we declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share in issue, resulting in our sponsor holding an aggregate of 2,955,106 founder shares (of which our officers and directors as a group indirectly hold 100% thereof) and HS Chronos holding an aggregate of 3,944,894 founder shares. Our initial shareholders currently own 25.7% of our issued and outstanding shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and HS Chronos purchased an aggregate of 8,020,000 warrants at an average price of $1.00 per warrant ($8,020,000, in the aggregate) in a private placement that closed simultaneously with the closing of our initial public offering. Each private placement warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment as provided herein.

Each of our officers and directors has an indirect ownership interest in the founder shares and warrants held by our sponsor, as a result of the individual cash investments made by our officers and directors in the sponsor prior to our initial public offering. Before the closing of our initial public offering, each of our officers and directors made individual cash investments in membership interests of the sponsor ranging from $100,000 to $500,000 ($2,541,549 in the aggregate), entitling such officers and directors to an indirect interest in the sponsor’s founders shares and warrants at a purchase price of approximately $0.004 per share and $0.93 per warrant. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

The founder shares are identical to the ordinary shares included in the units being sold in our initial public offering except that (i) holders of the founder shares have the right to vote on the appointment of our directors prior to our initial business combination, (ii) the founder shares are subject to certain transfer restrictions, (iii) our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by January 8, 2023 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame) and (iv) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our initial shareholders or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) the holders thereof (including with respect to ordinary shares issuable upon exercise of such warrants) are entitled to registration rights.

Our sponsor, our officers and directors (who have economic interests in our sponsor), and HS Chronos paid, directly or indirectly, approximately $0.004 per each founder share and approximately $1.00 per each private placement warrant.  As a result of these low initial prices, our sponsor, our officers and directors, HS Chronos, and their respective affiliates stand to make a substantial capital gain upon removal of trading restrictions on such founder shares and warrants even if an initial business combination subsequently declines in value for our public shareholders.

As a result of the low acquisition cost of our founder shares and our private placement warrants, our sponsor, our officers and directors (who have economic interests in our sponsor), HS Chronos, and their respective affiliates could make a substantial capital gain upon removal of trading restrictions on such founder shares and warrants even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value for our public shareholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing entity or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares and private placement warrants.

Since our sponsor, our officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, our officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor and our officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

Financial incentives may cause the underwriters of our initial public offering to have potential conflicts of interest in rendering any additional services to us after such offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

Citigroup Global Capital Markets Inc. and I-Bankers Securities, Inc. were the underwriters of our initial public offering. We may engage either of the underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay either of the underwriters or their respective affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriters or their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Risks Relating to Our Securities

Our public shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investments, therefore, our public shareholders may be forced to sell their public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by January 8, 2023 (24 months from the closing of our initial public offering) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within such timeframe , subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate a public shareholder’s investment, it may be forced to sell its public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on Nasdaq. However, we cannot assure public shareholders that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we are required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure public shareholders that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Our investors will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful completion of our initial public offering and the sale of the private placement warrants, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419.

Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our initial public offering to offerings that comply with Rule 419, please see the section in our prospectus titled “Proposed Business-Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419.”

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

We may not hold an annual general meeting until after the consummation of our initial business combination. Our public shareholders will not have the right to appoint directors prior to the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one full year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings in order to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of our directors. Our initial shareholders have agreed that, subject to applicable law, neither of our initial shareholders will vote its founder shares to change the size of our board of directors or, without the other’s consent, with respect to appointment of election of directors. As holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial business combination.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure public shareholders that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described in our prospectus have been satisfied, our management will have the option to require any holder that wishes to exercise his or her warrant (including any warrants held by our initial shareholders, officers or directors, other purchasers of our founders’ private placement warrants, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial shareholders and their permitted transferees can demand that we register their founder shares, after those shares convert to our Class A ordinary shares at the time of our initial business combination. In addition, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans, may demand that we register such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Our initial shareholders control the appointment of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will appoint all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that public shareholders do not support.

Upon the closing of our initial public offering, our initial shareholders owned 20% of our issued and outstanding ordinary shares. In addition, the founder shares, all of which are held directly by our initial shareholders, entitle the initial shareholders to appoint all of our directors prior to our initial business combination. Our initial shareholders have agreed that, subject to applicable law, neither of our initial shareholders will vote its founder shares to change the size of our board of directors or, without the other’s consent, with respect to appointment of directors. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. As a result, public shareholders will not have any influence over the appointment of directors prior to our initial business combination.

Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that public shareholders do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some other blank check companies, if

i.	we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in the warrant agreement) of less than $9.20 per share;
ii.	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and
iii.	the Market Value (as defined in the warrant agreement) is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrantholders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. Redemption of the outstanding warrants could force warrantholders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the private placement warrants will be redeemable by us so long as they are held by our initial shareholders or their permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 13,800,000 Class A ordinary shares, at a price of $11.50 per share (subject to adjustment as provided herein), as part of the units offered by our prospectus and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 8,020,000 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.  Our initial shareholders currently own an aggregate of 6,900,000 founder shares. HS Chronos purchased 1,980,000 shares of Class A ordinary shares in our initial public offering and, as of this Quarterly Report, holds 1,980,000 shares of Class A ordinary shares representing 5.7% of our issued and outstanding ordinary shares. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. In addition, if our initial shareholders make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our initial shareholders or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) the holders thereof (including with respect to ordinary shares issuable upon exercise of such warrants) are entitled to registration rights.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

Because each of our outstanding units contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each of our outstanding units contains one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless a holder holds at least two units, it will not be able to receive or trade a whole warrant. This is different from other offerings similar to our initial public offering whose units include one share and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a whole warrant to purchase one share.

The determination of the initial offering price of our units and the size of our initial public offering was more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. Our investors may have less assurance, therefore, that the initial offering price of our units properly reflected the value of such units than they would have in a typical offering of an operating company.

Prior to our initial public offering there was no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of our initial public offering, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our initial public offering, and the prices and terms of the units, including the Class A ordinary shares and warrants underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;
●	prior offerings of those companies;
●	our prospects for acquiring an operating business at attractive values;
●	a review of debt to equity ratios in leveraged transactions;
●	our capital structure;
●	an assessment of our management and their experience in identifying operating companies;
●	general conditions of the securities markets at the time of our initial public offering; and
●	other factors as were deemed relevant.

Although these factors were considered, the determination of our initial public offering price was more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

A market for our securities may not fully develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. Public shareholders may be unable to sell their securities unless a market can be fully developed and sustained.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our warrant agreement has designated the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management team.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of our prospectus captioned “Income Tax Considerations-Certain U.S. Federal Income Tax Considerations-U.S. Holders”) of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section in our prospectus captioned “Income Tax Considerations-Certain U.S. Federal Income Tax Considerations-U.S. Holders-Passive Foreign Investment Company Rules”). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section in our prospectus captioned “Income Tax Considerations-Certain U.S. Federal Income Tax Considerations-U.S. Holders-Passive Foreign Investment Company Rules.”

General Risk Factors

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Bang, our Chief Executive Officer, Mr. De St. Paer, our Chief Financial Officer, and our directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Because we are incorporated under the laws of the Cayman Islands, our investors may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to many special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles and challenges in collecting accounts receivable;
●	rates of inflation;
●	cultural and language differences;
●	employment regulations;
●	loss of revenue, property, and equipment or delays in operations as a result of hazards such as expropriation, war, piracy, acts of terrorism, insurrection, civil unrest, and other political risks, including tension and confrontations among political parties;

●	transparency issues in general and, more specifically, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti-corruption compliance laws and issues;
●	increases in taxes and governmental royalties;
●	unilateral renegotiation of contracts by governmental entities;
●	redefinition of international boundaries or boundary disputes;
●	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;
●	difficulties enforcing our rights against a governmental agency in the absence of an appropriate and adequate dispute resolution mechanism to address contractual disputes, such as international arbitration;
●	changes in laws and policies governing operations of foreign-based companies;
●	foreign-exchange restrictions; and
●	international monetary fluctuations and changes in the relative value of the U.S. dollar as compared to the currencies of other countries in which we conduct business.

Outbreaks of civil and political unrest and acts of terrorism have occurred in countries in Europe, Africa, South America and the Middle East, including countries close to or where we may seek an acquisition. Continued or escalated civil and political unrest and acts of terrorism in the countries in which we may operate could result in our curtailing operations or delays in project completions. In the event that countries in which we may operate experience civil or political unrest or acts of terrorism, especially in events where such unrest leads to an unseating of the established government, our operations could be materially impaired. Our potential international operations may also be adversely affected, directly or indirectly, by laws, policies, and regulations of the United States affecting foreign trade and taxation, including U.S. trade sanctions. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which could materially and adversely affect our financial condition, results of operations or cash flows.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On January 8, 2021, we consummated our initial public offering of 27,600,000 units, including 3,600,000 Over-Allotment Units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share.

The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $276,000,000. In January 2021, simultaneously with the consummation of our initial public offering, we completed the private sale of an aggregate of 8,020,000 warrants at a purchase price of $1.00 per private placement warrant, to our sponsor and HS Chronos, generating gross proceeds of $8,020,000.

Following the closing of our initial public offering the full exercise of the underwriters’ over-allotment option, a total of $276,000,000 (which amount includes $9,660,000 of the underwriters’ deferred discount) and the sale of the private placement warrants, was placed in a U.S.-based trust account with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in the Company’s final prospectus related to our initial public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
14*	Amended Form of Code of Ethics
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

Dated: August 13, 2021	KAIROS ACQUISITION CORP.

	By:	/s/ Peter Bang
	Name:	Peter Bang
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 13, 2021		/s/ Jerry de St. Paer
	Name:	Jerry de St. Paer
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)