Form 10-Q
period 2021-09-30
Kairos Acquisition Corp.
filed 2021-11-22
CIK 1824171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KAIROS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

		Page
	Certain Defined Terms	1

	Cautionary Statement Regarding Forward-Looking Statements	2

	Summary of Risk Factors

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	3

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	3

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and the Period from August 26, 2020 (inception) through September 30, 2020	4

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the Period from August 26, 2020 (inception) through September 30, 2020	5

	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from August 26, 2020 (inception) through September 30, 2020	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	31

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

i

CERTAIN DEFINED TERMS

In this Quarterly Report on Form 10-Q (the “Quarterly Report”), unless otherwise stated or unless the context otherwise requires:

●	“amended and restated memorandum and articles of association” means our amended and restated memorandum and articles of association;
●	“board of directors” or “board” means the board of directors of the Company;
●	“Companies Act” means the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“Company,” “we,” “us,” “our” or “our company” means (i) prior to the closing of the initial business combination, Kairos Acquisition Corp., a Cayman Islands exempted company, and (ii) upon closing of the initial business combination, the post-combination company;
●	“Exchange Act” means the Securities Exchange Act of 1934, as amended;
●	“founder shares” means our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, a portion of which were transferred to HS Chronos in a private placement prior to our initial public offering, and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;
●	“HS Chronos” means HS Chronos LLC, one of our initial shareholders and an affiliate of Vikas Singhal, our director, and Michael Millette, our board observer;
●	“initial business combination” means a merger, capital share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” means the initial public offering that was consummated by the Company on January 8, 2021;
●	“initial shareholders” means, collectively, our sponsor and HS Chronos, in their capacity as the holders of our founder shares that were purchased prior to our initial public offering;
●	“Investment Company Act” means the Investment Company Act of 1940, as amended;
●	“JOBS Act” means the Jumpstart Our Business Startups Act of 2012;
●	“letter agreement” means the letter agreement entered into on January 5, 2021, by and among the Company, its officers, directors, Kairos Alpha Acquisition LLC and HS Chronos LLC;
●	“management” or “management team” means our officers and directors;
●	“Nasdaq” means The Nasdaq Capital Market;
●	“ordinary shares” means our Class A ordinary shares and our Class B ordinary shares;
●	“post-combination company” means the Company upon the consummation of the initial business combination;
●	“private placement” means the private placement of an aggregate of 8,020,000 warrants purchased by our sponsor and HS Chronos which occurred simultaneously with the completion of our initial public offering at an average purchase price of $1.00 per warrant for a total purchase price of $8.02 million;
●	“private placement warrants” means the warrants issued to our sponsor and HS Chronos in a private placement that closed simultaneously with the closing of our initial public offering;
●	“prospectus” means our final prospectus for our initial public offering filed with the SEC on January 8, 2021;
●	“public shareholders” means the holders of our public shares;
●	“public shares” means our Class A ordinary shares offered as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or thereafter in the open market);
●	“public warrants” means the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);
●	“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002;
●	“SEC” means the U.S. Securities and Exchange Commission;
●	“Securities Act” means the Securities Act of 1933, as amended;
●	“sponsor” means Kairos Alpha Acquisition LLC, a Delaware limited liability company;
●	“trust account” means the trust account established in connection with the initial public offering where an amount of $276,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering was placed; and
●	“units” means the units sold in our initial public offering (whether they are subscribed for in our initial public offering or in the open market), which consist of one public share and one-half of one public warrant.

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

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

KAIROS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash	$186,743	$111,696
Prepaid expenses	602,993	—
Total current assets	789,736	111,696
Investments held in Trust Account	276,012,110	—
Deferred offering costs	—	237,539
Total Assets	$276,801,846	$349,235

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities
Accounts payable	$244,394	$15,161
Accrued expenses	70,000	65,076
Note payable - related party	—	280,000
Total current liabilities	314,394	360,237
Deferred underwriting commissions	9,660,000	—
Derivative warrant liabilities	12,873,800	—
Total Liabilities	22,848,194	360,237

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 27,600,000 and -0- shares at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	276,000,000	—

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(22,047,038)	(36,002)
Total shareholders' deficit	(22,046,348)	(11,002)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$276,801,846	$349,235

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For The Period From
	For The	For The	August 26, 2020
	Three Months Ended	Nine Months Ended	(inception) Through
	September 30, 2021	September 30, 2021	September 30, 2020
General and administrative expenses	$805,416	$1,676,601	$23,416
Administrative expenses - related party	60,000	180,000	—
Loss from operations	(865,416)	(1,856,601)	(23,416)
Other income (expenses):
Change in fair value of derivative warrant liabilities	4,364,000	8,946,200	—
Financing costs - derivative warrant liabilities	—	(776,880)	—
Interest income from investments held in Trust Account	4,241	12,110	—
Total other income (expenses)	4,368,241	8,181,430	—
Net income (loss)	$3,502,825	$6,324,829	$(23,416)

Weighted average number of Class A ordinary shares - basic and diluted	27,600,000	26,839,560	—
Basic and diluted net income per share, Class A	$0.10	$0.19	$—

Weighted average number of Class B ordinary shares - basic	6,900,000	6,863,736	6,000,000
Weighted average number of Class B ordinary shares - diluted	6,900,000	6,900,000	6,000,000
Basic and diluted net income (loss) per share, Class B	$0.10	$0.19	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	6,900,000	$690	$24,310	$(36,002)	$(11,002)
Accretion of Class A ordinary shares subject to possible redemption (restated, See Note 2)	—	—	—	—	(24,310)	(28,265,865)	(28,290,175)
Net income	—	—	—	—	—	9,022,118	9,022,118
Balance - March 31, 2021 (unaudited)	—	—	6,900,000	690	—	(19,279,749)	(19,279,059)
Accretion of Class A ordinary shares subject to possible redemption (restated, See Note 2)	—	—	—	—	—	(70,000)	(70,000)
Net loss	—	—	—	—	—	(6,200,114)	(6,200,114)
Balance - June 30, 2021 (unaudited) (restated, See Note 2)	—	—	6,900,000	690	—	(25,549,863)	(25,549,173)
Net income	—	—	—	—	—	3,502,825	3,502,825
Balance — September 30, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(22,047,038)	$(22,046,348)

For The Period from August 26, 2020 (inception) through September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — August 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(12,629)	(12,629)
Balance — September 30, 2020 (unaudited)	—	$—	6,900,000	$690	$24,310	$(12,629)	$12,371

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2021

	For The	For The Period From
	Nine Months Ended	August 26, 2020 (inception)
	September 30,	Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$6,324,829	$(23,416)
Adjustments to reconcile net income to net cash used in operating activities:
Financing costs - derivative warrant liabilities	776,880	—
Change in fair value of derivative warrant liabilities	(8,946,200)	—
Interest income from investments held in Trust Account	(12,110)	—
Changes in operating assets and liabilities:
Accounts payable	229,233	—
Accrued expenses	(8,276)	—
Prepaid expenses	(602,993)	23,416
Net cash used in operating activities	(2,238,637)	—

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities:
Repayment of note payable to related parties	(280,000)	—
Proceeds received from initial public offering, gross	276,000,000	—
Proceeds received from private placement	8,020,000	—
Offering costs paid	(5,426,316)	—
Net cash provided by financing activities	278,313,684	—

Net change in cash	75,047	—

Cash - beginning of the period	111,696	—
Cash - end of the period	$186,743	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$15,450
Offering costs included in note payable	$—	$152,854
Offering costs included in accrued expenses	$70,000	$10,000
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred underwriting commissions in connection with the initial public offering	$9,660,000	$—

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

At September 30, 2021, the Company had not yet commenced operations. All activity for the period from August 26, 2020 (inception) through September 30, 2021 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments on investments in the Trust Account (as defined below).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,300,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $7.3 million. In connection with the consummation of the sale of additional Units pursuant to the underwriters’ Over-Allotment on January 12, 2021, the Company sold an additional 720,000 Units to the Sponsor at $1.00 per Private Placement Warrant generating additional gross proceeds of approximately $0.7 million received by the Company on January 8, 2021 (Note 4).

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Sponsor’s and HS Chronos’ (the “Initial Shareholders”) officers and directors have agreed not to propose an amendment to Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 8, 2023, (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders and the Company’s officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent registered accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $187,000 in its operating bank account and working capital of approximately $475,000.

Prior to the completion of the Initial Public Offering, the Over-Allotment and the Private Placement, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of $280,000 pursuant to the Note issued to the Sponsor (Note 4). The Company repaid the Note in full on January 8, 2021. Subsequent to the closing of the Initial Public Offering, the Over-Allotment and Private Placement, the proceeds from the consummation of the Private Placement not held in the Trust Account will be used to satisfy the Company's liquidity. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

On November 16, 2021, one of the Company's Initial Shareholders agreed to loan the Company up to $1.5 million as a Working Capital Loan, pursuant to a line of credit. See Note 4.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Working Capital Loan and from its Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ending December 31, 2020 and final prospectus filed by the Company with the SEC on March 31, 2021 and January 8, 2021, respectively.

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all public shares subject to possible redemption as temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC Topic 480, "Distinguishing Liabilities from Equity" (ASC 480), paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its amended and restated memorandum and articles of association provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the balance sheet as of January 8, 2021 included in the Company’s current report on Form 8-K filed with the SEC on January 14, 2021 (the “Post-IPO Balance Sheet”) and the Company’s quarterly reports on the Form 10-Q for the quarterly periods ended March 31, 2021, and June 30, 2021, respectively (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet and the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and to restate its earnings per share calculations. As such, the Company is reporting these restatements to those periods in this quarterly report.  The previously presented Post-IPO Balance Sheet and Affected Quarterly Periods should no longer be relied upon.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the restatement to the Post-IPO Balance Sheet is presented below.

	As Reported,
As of January 8, 2021	As Revised	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	209,696,910	30,303,090	240,000,000
Class A ordinary shares	739	(739)	—
Additional paid-in capital	5,717,486	(5,717,486)	—
Accumulated deficit	(718,908)	(24,584,865)	(25,303,773)
Total shareholders' equity (deficit)	$5,000,007	$(30,303,090)	$(25,303,083)
Number of Class A ordinary shares subject to possible redemption	20,969,691	3,030,309	24,000,000
Number of Class A ordinary shares	3,030,309	(3,030,309)	—

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	251,720,940	24,279,060	276,000,000
Class A ordinary shares	243	(243)	—
Retained earnings (accumulated deficit)	4,999,068	(24,278,817)	(19,279,749)
Total shareholders' equity (deficit)	$5,000,001	$(24,279,060)	$(19,279,059)
Number of Class A ordinary shares subject to possible redemption	25,172,094	2,427,906	27,600,000
Number of Class A ordinary shares	2,427,906	(2,427,906)	—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported condensed statement of changes in shareholders’ equity (deficit) for the three months ended March 31, 2021:

	As Previously
Three Months Ended March 31, 2021	Reported	Adjustment	As Restated
Sale of Units in Initial Public Offering, Gross
Class A ordinary shares, par value $0.0001	$2,760	$(2,760)	$—
Additional paid-in capital	$262,197,240	$(262,197,240)	$—
Total shareholders’ equity (deficit)	$262,200,000	$(262,200,000)	$—
Offering Costs
Additional paid-in capital	$(14,490,175)	$14,490,175	$—
Total shareholders’ equity (deficit)	$(14,490,175)	$14,490,175	$—
Class A ordinary shares Subject to Possible Redemption
Class A ordinary shares, par value $0.0001	$(2,517)	$2,517	$—
Additional paid-in capital	$(247,731,375)	$247,731,375	$—
Accumulated deficit	$(3,987,048)	$3,987,048	$—
Total shareholders’ equity (deficit)	$(251,720,940)	$251,720,940	$—
Accretion of Class A ordinary shares to Redemption Amount
Additional paid-in capital	$—	$(24,310)	$(24,310)
Accumulated deficit	$—	$(28,265,865)	$(28,265,865)
Total shareholders’ equity (deficit)	$—	$(28,290,175)	$(28,290,175)

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: Three Months Ended March 31, 2021
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:	$—
Initial value of Class A ordinary shares subject to possible redemption	$209,696,910	$(209,696,910)	$—
Change in value of Class A ordinary shares subject to possible redemption	$42,024,030	$(42,024,030)	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	245,450,820	30,549,180	276,000,000
Class A ordinary shares	305	(305)	—
Additional paid-in capital	2,213,010	(2,213,010)	—
Retained earnings (accumulated deficit)	2,786,002	(28,335,865)	(25,549,863)
Total shareholders' equity (deficit)	$5,000,007	$(30,549,180)	$(25,549,173)
Number of Class A ordinary shares subject to possible redemption	24,545,082	3,054,918	27,600,000
Number of Class A ordinary shares	3,054,918	(3,054,918)	—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported condensed statement of changes in shareholders’ equity (deficit) for the three months ended June 30, 2021:

Three Months Ended June 30, 2021	As Previously Reported	Adjustment	As Restated
Offering Costs
Additional paid-in capital	$(70,000)	$70,000	$—
Total shareholders’ equity (deficit)	$(70,000)	$70,000	$—
Class A ordinary shares Subject to Possible Redemption
Class A ordinary shares, par value $0.0001	$62	$(62)	$—
Additional paid-in capital	$2,283,010	$(2,283,010)	$—
Accumulated deficit	$3,987,048	$(3,987,048)	$—
Total shareholders’ equity (deficit)	$6,270,120	$(6,270,120)	$—
Accretion of Class A ordinary shares to Redemption Amount
Accumulated deficit	$—	$(70,000)	$(70,000)
Total shareholders’ equity (deficit)	$—	$(70,000)	$(70,000)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Form 10-Q: Six Months Ended June 30, 2021
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:	$—
Initial value of Class A ordinary shares subject to possible redemption	$209,696,910	$(209,696,910)	$—
Change in value of Class A ordinary shares subject to possible redemption	$35,753,910	$(35,753,910)	$—

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	EPS for Class A ordinary shares (redeemable)
	As Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Weighted average shares outstanding	27,426,506	(2,133,173)	25,293,333
Basic and diluted earnings per share	$—	$0.28	$0.28
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Weighted average shares outstanding	27,600,000	—	27,600,000
Basic and diluted earnings per share	$—	$(0.18)	$(0.18)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Weighted average shares outstanding	27,517,241	(1,064,202)	26,453,039
Basic and diluted earnings per share	$—	$0.08	$0.08

	EPS for Class B ordinary shares (non-redeemable)
	As Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Weighted average shares outstanding	6,790,000	—	6,790,000
Basic and diluted earnings per share	$1.33	$(1.05)	$0.28
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Weighted average shares outstanding	6,900,000	—	6,900,000
Basic and diluted earnings per share	$(0.90)	$0.72	$(0.18)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Weighted average shares outstanding	6,845,304	—	6,845,304
Basic and diluted earnings per share	$0.41	$(0.33)	$0.08

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The public warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants as of September 30, 2021. The fair value of the Private Warrants has been estimated initially and subsequently, as of September 30, 2021, using a modified version of the Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs that were incurred through, and directly related to, the Initial Public Offering. Offering costs associated with the issuance of derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the ordinary shares and public warrants were charged against the carrying value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering  and the Over-Allotment. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 27,600,000 and -0- Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Effective with the closing of the Initial Public Offering (including the consummation of the Over-Allotment), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-Allotment) and the Private Placement Warrants to purchase an aggregate of 21,820,000 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the		For the
	Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	2,802,260	700,565	5,036,766	1,288,063
Allocation of net income - diluted	2,802,260	700,565	5,031,353	1,293,476

Denominator:
Basic weighted average common shares outstanding	27,600,000	6,900,000	26,839,560	6,863,736
Diluted weighted average common shares outstanding	27,600,000	6,900,000	26,839,560	6,900,000

Basic net income per ordinary share	$0.10	$0.10	$0.19	$0.19
Diluted net income per ordinary share	$0.10	$0.10	$0.19	$0.19

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 , using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

On January 8, 2021, the Company consummated its Initial Public Offering of 24,000,000 Units at $10.00 per Unit, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $13.3 million, inclusive of approximately $8.4 million in deferred underwriting commissions. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On January 12, 2021, the underwriters exercised the over-allotment option in full and, purchased an additional 3,600,000 units, generating additional gross proceeds of $36.0 million , and incurring additional offering costs of approximately $2.0 million, inclusive of approximately $1.3 million of deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On August 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and was payable upon the earlier of June 30, 2021 or the completion of the Initial Public Offering. The Company borrowed $280,000 under the Note through December 31, 2020 and repaid the Note in full on January 8, 2021. This facility is no longer available to be drawn.

In order to finance the Company’s working capital needs and transaction costs in connection with an initial Business Combination, on November 16, 2021, one of the Company’s initial shareholders agreed to loan the Company up to $1,500,000 (“Working Capital Loans”) pursuant to a line of credit (“Working Capital Line of Credit”). The Company intends to use its borrowings for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. Working Capital Loans accrue interest at eleven percent (11%) per annum and are due on the earlier of January 8, 2023 or the completion of an initial Business Combination. The lender may decline requests for Working Capital Loans that fund items not contemplated by or in excess of the Company’s operating budget. If the Company completes an initial Business Combination, the Company must repay the outstanding balance of the principal and interest owing under the Working Capital Line of Credit either, at the lender’s election, (i) in cash out of the proceeds of the Trust Account released to the Company or (ii) by converting up to $1,500,000 of the outstanding balance of the principal, in whole or in part, into the Company’s warrants at a price of $1.00 per warrant and paying the outstanding balance of the interest in cash. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans and interest arising therefrom. The Working Capital Line of Credit and funds available to the Company outside of the Trust Account may not be sufficient to allow the Company to operate until January 8, 2023 (24 months following the closing of its initial public offering), assuming that its initial business combination is not completed during that time. The Company expects to incur significant costs in pursuit of its acquisition plans. Management’s plans to address this potential need for capital are discussed in the section of its prospectus titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, the Company’s affiliates are not obligated to make further loans to the Company in the future, and the Company may not be able to raise additional financing from unaffiliated parties necessary to fund its expenses. Any such event in the future may negatively impact the analysis regarding the Company’s ability to continue as a going concern at such time. As of September 30, 2021, no Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the effective date of the Company’s Initial Public Offering, the Company agreed to pay its Sponsor a total of up to $20,000 per month, for up to 24 months, for office space, utilities, secretarial and administrative support, of which Mr. de St. Paer, the Company’s Chief Financial Officer, will be paid $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred approximately $60,000 and $180,000, for expenses in connection with the Administrative Services Agreement, which is reflected in the accompanying statement of operations, respectively. As of September 30, 2021 and December 31, 2020, there were $20,000 and $0 payable for such expenses.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6 – Class A Ordinary Shares Subject To Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to public warrants	(13,800,000)
Class A ordinary share issuance costs	(14,560,175)
Plus:
Accretion of carrying value to redemption value	28,360,175
Class A ordinary share subject to possible redemption	$276,000,000

Note 7 - Derivative Warrant Liabilities

As of September 30, 2021, the Company had 13,800,000 Public Warrants and 8,020,000 Private Warrants outstanding.

The Public Warrants will become exercisable at $11.50 per share on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (See Note 6). As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. On August 31, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 5, 2021, the Company declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share issued and outstanding, resulting in there being 6,900,000 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect this share dividend. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the underwriters fully exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination. As of September 30, 2021 and December 31, 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis (as adjusted). In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Money markets	$276,012,110	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$8,142,000	$—	$—
Derivative warrant liabilities - Private	$—	$—	$4,731,800

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of March 31, 2021 as the Public Warrants were separately listed and traded in February 2021. There were no other transfers in the three and nine months ended September 30, 2021.

Level 1 assets include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Public Warrants have been measured based on the listed market price of such warrants, a Level 1 measurement, as of September 30, 2021. The fair value of the Private Warrants has been initially and subsequently estimated using a modified Black-Scholes option pricing model. For the three and nine months ended September 30, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $4.4 million and $8.9 million, respectively, presented as change in fair value of derivative liabilities on the accompanying unaudited condensed statements of operations.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of September 30, 2021
Volatility	12.1%
Stock price	$9.67
Risk-free rate	1.06%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and nine months ended September 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$—
Issuance of Public and Private Warrants	21,820,000
Change in fair value of derivative warrant liabilities	(3,689,200)
Transfer of Public Warrants to Level 1	(13,800,000)
Level 3 - Derivative warrant liabilities at March 31, 2021	4,330,800
Change in fair value of derivative warrant liabilities	2,005,000
Level 3 - Derivative warrant liabilities at June 30, 2021	6,335,800
Change in fair value of derivative warrant liabilities	(1,604,000)
Level 3 - Derivative warrant liabilities at September 30, 2021	$4,731,800

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred from September 30, 2021 up to the date the condensed financial statements were issued. On November 16, 2021, one of the Company’s initial shareholders agreed to loan the Company up to $1,500,000 pursuant to a line of credit as the Working Capital Loan (see Note 4). Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Our sponsor is Kairos Alpha Acquisition LLC, a Delaware limited liability company. The registration statement for our initial public offering was declared effective on January 5, 2021. On January 8, 2021, we consummated our initial public offering of 24,000,000 units, at $10.00 per unit, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $13.3 million, inclusive of $8.4 million in deferred underwriting commissions. The underwriters exercised the over-allotment option in full, and on January 12, 2021, purchased an additional 3,600,000 units (the “Over-Allotment Units”), generating additional gross proceeds of $36.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $2.0 million, inclusive of approximately $1.3 million of deferred underwriting commissions.

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

If we are unable to complete an initial business combination prior to January 8, 2023 (24 months from the closing of our initial public offering), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $187,000 in our operating bank account and working capital of approximately $475,000.

Prior to the completion of the initial public offering, the over-allotment and the private placement, our liquidity needs had been satisfied through the payment of $25,000 from our sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the founder shares, and a loan of $280,000 pursuant to the Note issued to our sponsor. We repaid the Note in full on January 8, 2021. Subsequent to the closing of the initial public offering, the over-allotment and private placement, the proceeds from the consummation of the private placement not held in the trust account will be used to satisfy our liquidity. In addition, in order to finance transaction costs in connection with a business combination, our sponsor may, but is not obligated to, provide us with Working Capital Loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

On November 16, 2021, one of our initial shareholders agreed to loan to us up to $1.5 million as a Working Capital Loan, pursuant to a line of credit. We intend to use the borrowings for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Working Capital Loan and from our sponsor or an affiliate of our sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a business combination or January 8, 2023, which is two years from the closing of our initial business offering. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Results of Operations

Our entire activity since inception up to September 30, 2021 was in connection with our formation and the initial public offering, and the search for a target business for a prospective initial business combination. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended September 30, 2021, we had net income of approximately $3.5 million, which consisted of $4.4 million in change in fair value of derivative warrant liabilities, and approximately $4,000 in interest income from investments held in trust account, partially offset by approximately $865,000 of general and administrative expenses inclusive of administrative expenses with related party.

For the nine months ended September 30, 2021, we had net income of approximately $6.3 million, which consisted of $8.9 million in change in fair value of derivative warrant liabilities, and approximately $12,000 in interest income from investments held in trust account, partially offset by approximately $1.9 million of general and administrative expenses inclusive of administrative expenses with related party, and approximately $777,000 of financing costs associated with derivative warrant liabilities.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 27,600,000 and -0- shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Effective with the closing of our initial public offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income per Ordinary Shares

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the units sold in the initial public offering (including the consummation of the Over-Allotment) and the private placement warrants to purchase an aggregate of 21,820,000 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events.

We have considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the public warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently measured based on the listed market price of such warrants as of September 30, 2021. The fair value of the private placement warrants has been estimated initially and subsequently as of September 30, 2021, using a modified version of the Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Each member of our management has a personal financial investment in us and has a vested interest in the profitable outcome of our initial business combination.  Each of them is fully aware of the potential conflict of interests set forth in the section of this Quarterly Report entitled “Item 1A. Risk Factors” and is committed in achieving a profitable transaction for all public shareholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by us was not effectively designed or maintained. This material weakness resulted in the restatement of our balance sheet as of January 8, 2021, and our interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

An investment in our securities involves a high degree of risk. Our potential investors should consider carefully all of the risks described below, together with the other information contained in this Quarterly Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and our investors could lose all or part of their investments. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. For additional risk factors not presently known to us or that we currently deem immaterial or that may also impair our business or results of operations, please see our final prospectus dated January 5, 2021 filed with the SEC and in our quarterly report on Form 10-Q dated May 27, 2021 and August 16, 2021.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Under the supervision and with the participation of our management, our audit committee identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A ordinary shares as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments.  See “Part I. Financial Information – Item 4. Controls and Procedures - Evaluation of Disclosure Controls and Procedures.” As a result of such material weakness, the change in accounting for our warrants and redeemable Class A ordinary shares, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date hereof, we have no knowledge of any such litigation or dispute.

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

The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $276,000,000. In January 2021, simultaneously with the consummation of our initial public offering, we completed the private sale of an aggregate of 8,020,000 warrants at a purchase price of $1.00 per private placement warrant, to our sponsor and HS Chronos, generating gross proceeds of $8,020,000.

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

There has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in our final prospectus related to our initial public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*	Promissory Note, dated as of November 16, 2021 issued to HS Chronos LLC.
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

Dated: November 22, 2021	KAIROS ACQUISITION CORP.

	By:	/s/ Peter Bang
	Name:	Peter Bang
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 22, 2021		/s/ Jerry de St. Paer
	Name:	Jerry de St. Paer
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)