Form 10-K
period 2021-12-31
Kairos Acquisition Corp.
filed 2022-03-31
CIK 1824171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2021

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

The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2021, as reported on the Nasdaq Capital Market was $248,514,000.

As of March 30, 2022, there were 27,600,000 Class A ordinary shares, par value $0.0001 per share and 6,900,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments that may affect us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited, to those factors described under “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Item 1A. Risk Factors” may not be exhaustive.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;
●	“board of directors” or “board” are to the board of directors of the Company;

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;
●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“DGCL” are to the Delaware General Corporation Law;
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“equity linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, ordinary shares of our company;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, a portion of which were transferred to HS Chronos, and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“HS Chronos” are to HS Chronos LLC, an affiliate of Vikas Singhal, our director, and Michael Millette, our board observer;
●	“HS Chronos Working Capital Loan” are to the working capital loan that HS Chronos granted us in the principal amount up to $1,500,000 on November 16, 2021;
●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“initial business combination” are to a merger, capital share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” are to the initial public offering that was consummated by the Company on January 8, 2021;
●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“letter agreement” are to the letter agreement entered into on January 5, 2021, by and among the Company, its officers, directors, Kairos Alpha Acquisition LLC and HS Chronos LLC;
●	“management” or our “management team” are to our officers and directors;
●	“Nasdaq” are to the Nasdaq Capital Market;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“public shares” are to our Class A ordinary shares offered as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares;
●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);
●	“private placement” are to the private placement of an aggregate of 8,020,000 warrants being purchased by our sponsor and HS Chronos which occurred simultaneously with the completion of our initial public offering at an average purchase price of $1.00 per warrant for a total purchase price of $8.02 million;
●	“private placement warrants” are to the warrants issued to our sponsor and HS Chronos in the private placement closing simultaneously with the closing of our initial public offering;
●	“Registration Statement” are to the Form S-1 initially filed with the SEC December 21, 2020, as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal period ended December 31, 2021;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to Kairos Alpha Acquisition LLC, a Delaware limited liability company;
●	“trust account” are to the trust account in which an amount of $276,000,000 ($10.00 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;
●	“units” are to the units sold in our initial public offering (whether they are subscribed for in our initial public offering or in the open market), which consist of one public share and one-third of one public warrant;
●	“we,” “us,” “Company” or “our company” are to Kairos Acquisition Corp., a Cayman Islands exempted company; and
●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

PART I

Item 1.Business.

General

We are a blank check company incorporated on August 26, 2020 as a Cayman exempted company that seek to effect an initial business combination, with one or more businesses or assets. To date, our efforts have been limited to organizational activities as well as activities related to our initial public offering. We have generated no operating revenues to date and we will not generate operating revenues until we consummate our initial business combination.

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

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 7,300,000 private placement warrants to our sponsor and HS Chronos at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $7,300,000.

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

A total of $276.0 million, comprised of the proceeds from the initial public offering, the underwriters’ exercise of over-allotment option in full and those of the sale of the private placement warrants was placed in the trust account with Continental, acting as trustee.

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

Financial Position

With funds available for a business combination in the amount of $266,340,000, as of December 31, 2020, assuming no redemptions and after payment of up to $9,660,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. In November 2021, we obtained the HS Chronos Working Capital Loan in the principal amount of up to $1,500,000 and have withdrawn $188,000 under such loan, presented at fair value of approximately $179,000, leaving approximately $1.3 million of availability as of December 31, 2021.

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

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

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

Manner of conducting redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock or capital share or share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq rules.

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

We expect to use the amounts held outside the trust account (approximately $132,000 as of December 31, 2021) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination by January 8, 2023 or an Extension Period thereafter, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account (approximately $132,000 as of December 31, 2021) to pay any such potential claims, but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Employees

We currently have two officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devote in any time period varies based on the current stage of the business combination process.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) after January 8, 2026,  the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.    Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
●	if the funds held outside of our trust account are insufficient to allow us to operate until at least January 8, 2023, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;
●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by January 8, 2023;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;
●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination;
●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;
●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Class A ordinary shares at such time is substantially less than $10.00 per share;
●	our ability to identify a target and to consummate an initial business combination may be adversely affected by geopolitical events and the resulting economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless; and
●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement, our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, respectively, filed with the SEC on May 27, 2021, August 13, 2021 and November 22, 2021, respectively.

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

(a)Market Information

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “KAIRU,” “KAIR” and “KAIRW,” respectively. Our units commenced public trading on January 6, 2021, and our public shares and public warrants commenced separate public trading on February 26, 2021.

(b)Holders

On March 30, 2022, there was one (1) holder of record of our units, one (1) holder of record of shares of our Class A ordinary shares and three (3) holders of record of our warrants.

(c)Dividends

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

(d)Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)Recent Sales of Unregistered Securities

None.

(f)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.    Reserved

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this

Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the Cayman Islands on August 26, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

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

Upon the closing of our initial public offering, the Over-Allotment, and the private placement, $276.0 million ($10.00 per unit) of the net proceeds of our initial public offering and certain of the proceeds of the private placement were placed in the trust account located in the United States, with Continental acting as trustee, and will be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, until the earlier of (i) the completion of a business combination and (ii) the distribution of the trust account as described below.

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

Results of Operations

Our entire activity from August 26, 2020 (inception) through January 6, 2021, was in preparation for an initial public offering, and since the consummation of our initial public offering on January 6, 2021 through December 31, 2021, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended December 31, 2021, we had net income of approximately $8.2 million, which consisted of $11.1 million in change in fair value of derivative warrant liabilities, approximately $9,000 in change in fair value of the HS Chronos Working Capital Loan, and approximately $17,000 in interest income from investments held in trust account, partially offset by approximately $2.1 million of general and administrative expenses inclusive of administrative expenses with related party of 240,000, approximately $777,000 of financing costs associated with derivative warrant liabilities, and approximately $1,000 of interest expense on the HS Chronos Working Capital Loan.

For the period from August 26, 2020 (inception) through December 31, 2020, we had a net loss of approximately $36,000, which consisted solely of general and administrative expenses.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $132,000 in cash and working capital of approximately $209,000.

Our liquidity needs up to December 31, 2021 had been satisfied through the payment of $25,000 from our sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the founder shares, and a loan of approximately $280,000 pursuant to such note issued to our sponsor. We fully repaid such note to our sponsor on January 8, 2021. Subsequent to the closing of our initial public offering and Over-Allotment, the proceeds from the consummation of the private placement not held in the trust account have been used to satisfy our liquidity. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor could, but is not obligated to, provide us Working Capital Loans (as defined below).

On November 16, 2021, we entered into an unsecured promissory note, namely, the HS Chronos Working Capital Loan in the principal amount up to $1,500,000 to HS Chronos. Interest accrues on the unpaid principal balance of this HS Chronos Working Capital Loan at the rate of eleven percent (11%) per annum and is repayable in full on the earlier of (i) date on which we consummate the initial business combination or (ii) January 8, 2023. If we do not complete an initial business combination, the HS Chronos Working Capital Loan shall not be repaid and all amounts owed under it will be forgiven except to the extent that we have funds available to it outside of its trust account established in connection with its initial public offering. Upon the consummation of an initial business combination, HS Chronos shall have the option, but not the obligation, to convert the principal balance of the HS Chronos Working Capital Loan, in whole or in part, to warrants of our Company equal to: the portion of the principal amount of the HS Chronos Working Capital Loan being converted divided by $1.00, rounded down to the nearest whole number of warrants. At December 31, 2021, $188,000 was drawn under the HS Chronos Working Capital Loan, presented at fair value of approximately $179,000, leaving approximately $1.3 million of availability.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, other initial shareholders, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2021, there were no other Working Capital Loans other than the HS Chronos Working Capital Loan described above.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity from the HS Chronos Working Capital Loan and from our initial shareholders or an affiliate of our initial shareholders, or certain of our officers and directors to meet our needs through an initial business combination. However, in connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 8, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy is not determinable as of the date of this Report. Further, the specific impact of this action on our financial condition, results of operations, and cash flows is also not determinable as of the date of this Report.

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

Contingent Fee Arrangement

We have entered into fee arrangements with an advisor in connection with our search for a prospective initial business combination. A portion of the fees in connection with the services rendered as of December 31, 2021, amounting to approximately $1.6 million only become due and payable upon the closing of a business combination, and therefore not included as liabilities on the accompanying balance sheets.

Administrative Support Agreement

We agreed to pay our sponsor a total of $20,000 per month, commencing on the effective date of our initial public offering, for office space, utilities, secretarial and administrative support, of which Mr. de St. Paer, our Chief Financial Officer, will be paid $10,000 per month. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020, we incurred approximately $240,000 and $0, for expenses in connection with the Administrative Support Agreement, included as administrative expenses – related party on the accompanying statements of operations. As of December 31, 2021 and 2020, there were $20,000 and $0 payable for such expenses.

Critical Accounting Policies

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 27,600,000 and -0- shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ deficit section of our balance sheets.

Under ASC 480-10S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of our initial public offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Ordinary Shares

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.

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

We have considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we have included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

HS Chronos Working Capital Loan

We elected the fair value option to account for our HS Chronos Working Capital Loan as defined and more fully described in Note 4. As a result of applying the fair value option, we record each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of HS Chronos Working Capital Loan on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the public warrants was initially measured at fair value using a Monte Carlo simulation model and subsequently measured based on the listed market price of such warrants as of December 31, 2021. The fair value of the private placement warrants has been estimated initially and subsequently as of December 31, 2021, using a modified version of the Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Accounting Pronouncements

In August 2020, the FASB issued the ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity” (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. This material weakness resulted in the restatement of our balance sheet as of January 8, 2021, and our interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021, covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Item 9B.   Other Information.

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Peter Bang	54	Chief Executive Officer and Chairman of the Board
Jerry Michael De St. Paer	80	Chief Financial Officer
Robert Glanville	54	Director
Garrett Donald Koehn	50	Director
John Lummis	64	Director
Thomas Motamed	73	Director
Michael J. Stone	73	Director
Susan J. Sutherland	64	Director
Vikas Singhal	40	Director

The experiences of our directors and executive officers are as follows:

Peter Bang, our Chief Executive Officer since August 2020 and Chairman of the Board since September 2021, has over 25 of experience as an investment banker, advising financial services and financial technology companies globally in capital markets and M&A transactions. He has been serving as a Managing Director at ERG Capital Partners, an investment bank affiliated with the London-based Eden Rock Group of companies, which includes merchant banking and investment advisory capabilities for leading growth companies worldwide, since he joined the firm in January 2018. From March 2014 to December 2018, he served as a Managing Director at GCA Advisors, covering M&A and capital raising in the FinTech and InsurTech coverage sectors. From April 2003 to March 2014, he served as a Managing Director in both the Diversified Financials (InsurTech & FinTech) and Insurance sectors at Keefe, Bruyette & Woods until its successful IPO and ultimate sale to Stifel Financial. Prior to that, he served in the Financial Institutions Groups at Fox-Pitt, Kelton in New York from May 2001 to April 2003 and Lazard Frères from March 2000 to April 2001. Mr. Bang is well qualified to serve as one of our directors due to his extensive finance and investment experience.

Jerry Michael de St. Paer, our Chief Financial Officer since August 2020, has more than 30 years of operating management experience in the insurance industry. He has been serving as a member of the board of directors at SCOR Reinsurance US (audit committee member) and SCOR Global Life Re US (audit committee chair and risk committee member) since July 2010. In November 2021, Mr. de St. Paer became a member of the board of directors (audit committee chair and risk committee member) of Ibexis Life and Annuity Insurance Company, a new entrant in the US annuity and life insurance market. Mr. de St. Paer has also been serving as a senior advisory partner of Grail Partners LLC, an asset management and advisory firm, since July 2010 and a senior advisor of Northstar Companies, Inc. since July 2016. From February 2001 to February 2007, Mr. de St. Paer served as Executive Vice President and Chief Financial Officer of XL Capital Ltd (then NYSE: XL) which was acquired by AXA Group in 2018. From May 1996 to February 2001, Mr. de St. Paer served as a Managing Director in insurance investment banking at JP Morgan and then at Hudson International Advisors. From May 1986 to May 1996, Mr. de St. Paer served in positions of increasing executive responsibility at The Equitable, including: Chief Financial Officer, Equitable Investment Management Company; Senior Vice President, Equitable Investment Corporation; Treasurer, The Equitable; Executive Vice President (Corporate Development), The Equitable; and, from March 1992 to May 1996, Senior Executive Vice President and Chief Financial Officer, The Equitable Financial Companies (NYSE: EQ). During that period, Mr. de St. Paer managed the IPOs and served as a member of the Boards of Directors of Alliance Capital Management and Donaldson, Lufkin & Jenrette (NYSE). From May 1994 to May 1996, after the AXA investment in The Equitable, Mr. de St. Paer simultaneously served as Directeur General Adjoint (EVP) of AXA in Paris responsible for global strategic studies and corporate development (M&A).

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

Robert Glanville, one of our directors since January 2021, has been serving as the managing member of REG Consulting LLC, a financial advisory business focused on advising high growth financial services businesses with a particular expertise in the P&C (re)insurance sector since June 2015. Among other activities, Mr. Glanville became an early investor in and is an advisor to Pie Insurance, a leading InsurTech business focused on small business workers compensation insurance. Mr. Glanville was a founding partner and served as a managing director on the financial services investment team of Pine Brook Road Partners, LLC from June 2006 to May 2015, during which he led a number of investments in the financial services and P&C (re)insurance sectors. He also served as a member of Pine Brook’s investment committee. Mr. Glanville co-led Pine Brook’s founding investment in Essent Group (NYSE: ESNT), now one of the leading US mortgage insurance franchises, and led Pine Brook’s founding investment in Clear Blue Insurance Services, which has grown to become a substantial “fronting services carrier” from formation in 2015. From August 2008 to January 2013, Mr. Glanville served as a Director of Narragansett Bay Insurance Company, a property and casualty insurance company, and from 2007 to 2014 as a Director of Syndicate Holdings, a Lloyd’s and London market specialty resinsurer focused on acquiring and managing “run off books” of property and casualty insurance. He currently serves as a director of Essent Group, Pie Carrier Holdings, Clear Blue Insurance Services, ProWriters, Nice Recovery and Agritecture (all of which except Essent are private companies), and he serves as an Executive Advisor to Aquiline Capital Partners. From March 2003 to May 2006, Mr. Glanville was senior vice president, financial and treasury services for Arch Capital Group, Ltd., a public insurance and reinsurance company (NASD: ACGL). While at Arch, Mr. Glanville led the structuring and formation of Arch’s post-Katrina catastrophe reinsurance sidecar, Flatiron Re, a large “collateralized CAT” vehicle, while supervising the internal audit, investment, Sarbanes-Oxley, and business development execution functions. From April 1999 to February 2003, Mr. Glanville was with Warburg Pincus, a private equity firm. Mr. Glanville was an integral part of Warburg Pincus’ investment team for the investment in Arch Capital, and then served as Warburg Pincus’ representative on the Board of Directors of Arch Capital, including audit and investment committee roles. Before joining Warburg Pincus, Mr. Glanville founded and managed FA Services, an emerging markets financial services and investment boutique based in Moscow, Russia. From 1988 to 1992, Mr. Glanville worked in New York and Tokyo for Morgan Stanley, an investment banking firm, specializing in corporate finance and M&A. Mr. Glanville holds an AB in American history from Princeton University. Mr. Glanville is well qualified to serve as one of our directors due to extensive operational and investment experience in the insurance and InsurTech industries.

Garrett Donald Koehn, one of our directors since January 2021, has 27 years of complex commercial insurance experience with over 26 years’ experience in a senior executive position. He was a partner and senior management equity holder in four successful private equity transactions involving Tri-City Brokerage, Bisys, Crump, and CRC Group. Mr. Koehn served as a Managing Broker at Tri-City Brokerage when it was purchased from Ulico in 2002 and later sold to Bisys in 2003. Tri-City Brokerage was again taken private and sold to private equity firm JC Flowers and merged with Crump in 2007. Crump was sold to BB&T in 2012 and merged with CRC Group, another wholesale insurance broker. He currently acts as President of CRC Group’s Brokerage division. As an active startup advisor and investor in the FinTech and InsurTech space, Mr. Koehn served as Managing Partner at the Batchery Incubator in Berkeley, California, from October 2015 to October 2016 and has been serving as a partner after that. Mr. Koehn also currently serves as an advisor and mentor for 500 Startups, Lloyd’s Lab in London, Barcelona Ventures, and Brown University Lab. He is an investment panel member for Funders Club Venture Capital. He sits on numerous advisory boards, including companies involved in blockchain-crypto, cyber insurance, energy finance, insurance capital markets, MGAs, parametric insurance, real estate, software, and tech-based insurance brokerage. Mr. Koehn is well qualified to serve as one of our directors due to extensive management and investment experience in the insurance industry.

John Lummis, one of our directors since January 2021, has been serving as the Chief Executive Officer of Soncy Associates, L.P. since July 2006, managing a private investment portfolio and consulting with early stage insurance businesses. He has also been an advisor at Nyca Partners, a venture capital firm focused on financial technology, since July 2018 and an advisor at Pelican Ventures Group, a private investment firm focused on insurance, since March 2019. Beginning in December 2020, he has been an advisor to Insight Catastrophe Group, LLC, a holding company that owns a managing general underwriter providing property insurance primarily in coastal areas. From June 2017 until October 2021, he was an advisor to Metabiota, which analyzes the risks of pandemics for business and government. From April 2013 to May 2015, he was Chief Executive Officer of AQR Re, a manager of portfolios of reinsurance and insurance linked securities. He was Chief Operating Officer of Renaissance Re Holdings Ltd., a reinsurance company, from September 2004 to June 2006; he was Chief Financial Officer from September 1997 to June 2006. From 1991 to 1997, he was a Vice President at USF&G, an insurance holding company. He was an attorney in the corporate practice of Shearman & Sterling from 1982 until 1991. Mr. Lummis is well qualified to serve as one of our directors due to extensive management and investment experience in the insurance industry.

Thomas Motamed, one of our directors since January 2021, has been serving as a member of the board of directors of American International Group, Inc. (NYSE: AIG) since January 2019. Prior to that, he was Chairman and Chief Executive Officer of CNA Financial Corporation, an insurance holding company, from January 2009 until his temporary retirement in November 2016. Prior to CNA, from June 1977 to June 2008, Mr. Motamed spent 31 years at The Chubb Corporation, an insurance company, where he began his career as a claims trainee and rose to Vice Chairman and Chief Operating Officer. From June 2009 to November 2016, Mr. Motamed served on the board of directors of Verisk Analytics, Inc., a data analytics and risk assessment firm. He is also a past Chairman of the Insurance Information Institute and is Chair Emeritus for Adelphi University. Mr. Motamed is well qualified to serve as one of our directors in light of his deep experience in the insurance industry, risk management and management of insurance organizations.

Michael J. Stone, one of our directors since January 2021, has been serving as a member of the Board of Directors of SILAC Inc., a privately held life and annuity company headquartered in Indianapolis, since June 2020 and a member of the Board of Directors at RLI Corp., an American property and casualty insurance company, since January 2012. Mr. Stone served as the President and the Chief Operation Officer of RLI Corporation from January 2002 to December 2015 and served as a Vice President of Claims of RLI Corp. from May 1996 to January 2002. From December 1990 to May 1996, Mr. Stone served as a Vice President of Claims of Travelers. Mr. Stone is well qualified to serve as one of our directors due to extensive operational and board experience in the insurance industry.

Susan J. Sutherland, one of our directors since January 2021, has been serving as a Director of Ascot Group Limited (“Ascot”) and certain of its subsidiaries, since August 2017. Ascot, a portfolio company of the Canada Pension Plan Investment Board, is a leading specialty property and casualty insurance and reinsurance business. Since May 2015, Ms. Sutherland has also been serving as an independent trustee on the boards of trustees of the Eaton Vance Funds, comprised of approximately 140 SEC-registered investment companies or series thereof invested in a broad array of equity, income and alternative strategies. Ms. Sutherland previously served as a Director of two companies engaged in property and casualty insurance or reinsurance: Montpelier Re Holdings Ltd. from May 2013 to July 2015 and Hagerty Holding Corp. from April 2015 to May 2018. Ms. Sutherland’s corporate board committee experience includes chair or member roles on audit, compensation, compliance, finance, investment, and nominating and governance committees. From October 1982 through March 2013, Ms. Sutherland practiced law at Skadden, Arps, Slate, Meagher & Flom, including as a partner from April 1996 to March 2013. She has over thirty years of experience advising U.S. and international insurance and reinsurance companies, investment banks and private equity firms in a broad range of insurance-related transactions, as well as financial and operational issues. Ms. Sutherland previously served as a board member of prominent non-profit organizations, including LiteracyINC and New York Theatre Ballet. Ms. Sutherland earned a Bachelor of Arts degree in political science, with highest honors, from Denison University and a Juris Doctor degree from New York University School of Law, where she was a Root-Tilden Scholar. Ms. Sutherland is well qualified to serve as a director due to her extensive transactional and board experience in the insurance industry.

Vikas Singhal, one of our directors since January 2021, joined HSCM in February 2016 and has been a partner of HSCM since July 2017, with primary responsibilities in the Re/Insurance Strategy Department and the Insurtech Strategy. From September 2010 to January 2016, Mr. Singhal was a partner at Gracie Point, a specialty finance company he helped to start which focuses on specialty lending in the life insurance industry. Prior to Gracie Point, Mr. Singhal worked at Concord Capital Management from April 2004 to September 2010, focused on structured finance strategies in insurance. He started his career at UBS Investment Bank in Structured Products in July 2002, where he developed a number of new product solutions for a wide range of corporate and institutional clients, including unique credit financings, asset finance, specialty finance, bank and non-bank financial institutions and ABS. He was an integral part of the team that completed the first-ever S&P and Moody’s rated life insurance securitization. He is also the HSCM board representative at multiple different entities, including Bold Penguin, Branch Financial, Buckle, Corvus Insurance Holdings, Day Forward, Gracie Point, Metromile, and TensorFlight. Mr. Singhal graduated from Duke University with a Bachelor of Arts in Computer Science and holds a Master in Business Administration from Stanford University, Stanford Graduate School of Business.

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

Designated Director and Board Observer

HS Chronos has the right to designate one director to our board of directors. HS Chronos’ current designee on our board of directors is Mr. Singhal. HS Chronos also has the right to have a board observer attend all of the meetings of our board of directors and receive all information provided to our board of directors during this time. HS Chronos’ current board observer is Mr. Millette. Our initial shareholders have agreed that, subject to applicable law, neither of our initial shareholders will vote their founder shares to change the size of our board of directors or, without the other’s consent, with respect to appointment of directors.

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

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Lummis qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Motamed, Koehn and Stone serve as members of our compensation committee and Mr. Motamed chairs the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs, Motamed, Koehn and Stone meet the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Ms. Sutherland and Messrs. Motamed and Koehn and Ms. Sutherland serves as chair of the nominating and corporate governance committee. Ms. Sutherland and Messrs, Motamed and Koehn meet the independent director standard under Nasdaq listing standards applicable to members of the nominating and corporate governance committee.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except for the Initial Statement of Beneficial Ownership of Securities on Form 3 for certain directors, officers and initial shareholders of our company.

Item 11.    Executive Compensation.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 34,500,000 shares of our ordinary shares, consisting of (i) 27,600,000 shares of our Class A ordinary shares and (ii) 6,900,000 shares of our Class B ordinary shares, issued and outstanding as of March 30, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage of	Ordinary
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned(2)	Class	Shares
Kairos Alpha Acquisition LLC (3)	—	—	2,940,106	42.6%	8.5%
HS Chronos LLC (4)	1,980,000	7.2%	3,959,894	57.39%	17.2%
Peter Bang (3)	—	—	2,940,106	42.6%	8.5%
Jerry De St. Paer	—	—	—	—	—
Rob Glanville	—	—	—	—	—
Garrett Koehn	—	—	—	—	—
John Lummis	—	—	—	—	—
Thomas Motamed	—	—	—	—	—
Michael Stone	—	—	—	—	—
Susan J. Sutherland	—	—	—	—	—
Vikas Singhal (4)	1,980,000	7.2%	3,959,894	57.39%	17.2%
All officers and directors as a group (9 individuals)	1,980,000	7.2%	6,900,000	100%	25.7%

Other 5% Shareholders
Adage Capital Partners, L.P. (5)	2,310,099	8.4%	—	—	6.7%
Aristeia Capital, L.L.C. (6)	1,742,729	6.3%	—	—	5.1%
*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Ellenoff Grossman & Schole LLP, 1345 Avenue of the Americas, New York, NY 10105.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment.
(3)	Kairos Alpha Acquisition LLC, our sponsor, is the record holder of the shares reported herein. Peter Bang, our Chief Executive Officer, is the sole managing member of our sponsor and has voting and investment discretion with respect to the ordinary shares held by our sponsor. As such, he may be deemed to have beneficial ownership of the ordinary shares held directly by our sponsor. He disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Each of our officers and directors is directly or indirectly, a member of our sponsor.

(4)	The principal business address of HS Chronos LLC is c/o Hudson Structured Capital Management Ltd., 2187 Atlantic Street-4th Floor, Stamford, CT 06902, Attention: Ajay Mehra, General Counsel. HS Chronos LLC is owned by HSCM Bermuda Fund Ltd. (“HSCM Fund One”) and HS Santanoni LP (“HSCM Fund Two”), each of which is managed by Hudson Structured Capital Management Ltd. (“HSCM”). Michael Millette is a Managing Partner and Vikas Singhal (who is one of our directors) is a Partner of HSCM and both also are officers, with others, of HS Chronos LLC and therefore manage, directly or indirectly, each of HSCM Fund One and HSCM Fund Two, and consequently HS Chronos LLC. Therefore, Messrs. Millette and Singhal may be deemed to be the beneficial owner of all the ordinary shares beneficially owned by each of HS Chronos LLC, HSCM Fund One, HSCM Fund Two and HSCM (collectively, the “HSCM Holders”). Messrs. Millette and Singhal, HSCM Fund One, HSCM Fund Two and HSCM disclaim beneficial ownership of the ordinary shares except to the extent of their respective pecuniary interests therein.
(5)	Shares are held of record by Adage Capital Partners, L.P. (“ACP”) Adage Capital Partners GP, L.L.C. (“ACPGP”) is general partner of ACP. Adage Capital Advisors, L.L.C. (“ACA”) is managing member of ACPGP. Robert Atchinson and Phillip Gross are managing members of ACA. The business address of each of the entities and individuals referenced in this footnote is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.
(6)	According to a Schedule 13G filed with the SEC on February 14, 2022, Aristeia Capital, L.L.C., is the investment manager (the “Investment Manager”) of one or more private investment funds, and has voting and investment control with respect to the securities described herein. The business address of the Investment Manager is One Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

On August 31, 2020, our sponsor paid $25,000 to cover certain expenses on our behalf in exchange for issuance of 5,750,000 founder shares, or approximately $0.004 per share. On September 10, 2020, HS Chronos purchased 3,287,412 founder shares from our sponsor for $14,293.10, or $0.004 per share. Our initial shareholders owned 20% of our issued and outstanding shares after our initial public offering. In January 2021, we declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share issued and outstanding, resulting in our sponsor holding an aggregate of 2,955,106 founder shares and HS Chronos holding an aggregate of 3,944,894 founder shares. In November 2021, our sponsor assigned 15,000 founder shares to HS Chronos, resulting in our sponsor holding an aggregate of 2,940,106 founder shares and HS Chronos holding an aggregate of 3,959,894 founder shares.

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

In order to finance our working capital needs and transaction costs in connection with an initial business combination, on November 16, 2021, one of our initial shareholders agreed to loan us up to $1,500,000 pursuant to the HS Chronos Working Capital Loan. We intend to use its borrowings for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination. The HS Chronos Working Capital Loans accrue interest at eleven percent (11%) per annum and are due on the earlier of January 8, 2023 or the completion of an initial business combination. The lender may decline requests for the HS Chronos Working Capital Loans that fund items not contemplated by or in excess of our operating budget. If we complete an initial business combination, we must repay the outstanding balance of the principal and interest owing under the Working Capital Line of Credit either, at the lender’s election, (i) in cash out of the proceeds of the trust account released to us or (ii) by converting up to $1,500,000 of the outstanding balance of the principal, in whole or in part, into our warrants at a price of $1.00 per warrant and paying the outstanding balance of the interest in cash. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the HS Chronos Working Capital Loans but no proceeds held in the trust account would be used to repay the HS Chronos Working Capital Loans and interest arising therefrom. The Working Capital Line of Credit and funds available to us outside of the trust account may not be sufficient to allow us to operate until January 8, 2023 (24 months following the closing of our initial public offering), assuming that its initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. However, our affiliates are not obligated to make further loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time. As of December 31, 2021, there was $188,000 of outstanding borrowings under the HS Chronos Working Capital Loans, presented at fair value of approximately $179,000.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that Messrs, Glanville, Koehn, Lummis, Motamed and Stone, and Ms. Sutherland are independent directors as defined in the Nasdaq listing standards and under applicable SEC rules and that Mr. Singhal is independent as defined in the Nasdaq listing standards. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.    Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC, including our initial public offering, for the year ending December 31, 2021 and 2020 totaled approximately $107,395 and $50,470, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ending December 31, 2021 and December 31, 2020 we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the years ending December 31, 2021 and 2020.

All Other Fees. We did not pay Withum for any other services for the years ending December 31, 2021 and 2020.

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

PART IV

Item 15.    Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:
(1)	Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-2
Statements of Operations for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020	F-3
Statements of Changes in Shareholders’Deficit for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020	F-4
Statements of Cash Flows for the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020	F-5
Notes to Financial Statements	F-6

(2)	Financial Statement Schedules

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

Item 16.    Form 10-K Summary.

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Kairos Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kairos Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from August 26, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from August 26, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by January 8, 2023 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2022

PCAOB ID Number 100

KAIROS ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets
Cash	$132,241	$111,696
Prepaid expenses	481,445	—
Total current assets	613,686	111,696
Investments held in Trust Account	276,017,343	—
Deferred offering costs	—	237,539
Total Assets	$276,631,029	$349,235

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities
Accounts payable	$154,715	$15,161
Accrued expenses	70,957	65,076
Note payable - related party	—	280,000
Working Capital Loan - related party, at fair value	179,352	—
Total current liabilities	405,024	360,237
Deferred underwriting commissions	9,660,000	—
Derivative warrant liabilities	10,691,800	—
Total Liabilities	20,756,824	360,237

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 27,600,000 and -0- shares at $10.00 per share redemption value at December 31, 2021 and 2020, respectively	276,000,000	—

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2021 and 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2021 and 2020	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at December 31, 2021 and 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(20,126,485)	(36,002)
Total shareholders' deficit	(20,125,795)	(11,002)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$276,631,029	$349,235

The accompanying notes are an integral part of these financial statements.

KAIROS ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For The Period From August
	Year Ended December 31,	26, 2020 (inception) Through
	2021	December 31, 2020
General and administrative expenses	$1,890,972	$36,002
Administrative expenses - related party	240,000	—
Loss from operations	(2,130,972)	(36,002)
Other income (expenses):
Change in fair value of derivative warrant liabilities	11,128,200	—
Change in fair value of Working Capital Loan - related party	8,648	—
Financing costs - derivative warrant liabilities	(776,880)	—
Interest income from investments held in Trust Account	17,343	—
Interest expense from Working Capital Loan - related party	(957)	—
Total other income (expenses)	10,376,354	—
Net income (loss)	$8,245,382	$(36,002)

Weighted average shares outstandin, Class A ordinary shares - basic and diluted	27,031,233	—
Basic and diluted net income per share, Class A	$0.24	$—

Weighted average shares outstanding, Class B ordinary shares - basic	6,872,877	6,000,000
Weighted average shares outstanding, Class B ordinary shares - diluted	6,900,000	6,000,000
Basic and diluted net income (loss) per share, Class B	$0.24	$(0.01)

The accompanying notes are an integral part of these financial statements.

KAIROS ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’DEFICIT

For the year ended December 31,2021 and for the period from August 26, 2020 (inception) through December 31, 2020

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - August 26, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(36,002)	(36,002)
Balance - December 31, 2020	—	—	6,900,000	690	24,310	(36,002)	(11,002)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,310)	(28,335,865)	(28,360,175)
Net income	—	—	—	—	—	8,245,382	8,245,382
Balance - December 31, 2021	—	$—	6,900,000	$690	$—	$(20,126,485)	$(20,125,795)

The accompanying notes are an integral part of these financial statements.

KAIROS ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For The Period From
		August 26, 2020
	Year Ended December	(inception) Through
	31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$8,245,382	$(36,002)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Financing costs - derivative warrant liabilities	776,880	—
Change in fair value of derivative warrant liabilities	(11,128,200)	—
Change in fair value of promissory note - related party	(8,648)	—
Interest income from investments held in Trust Account	(17,343)	—
Changes in operating assets and liabilities:
Prepaid expenses	(481,445)	25,000
Accounts payable	139,554	2,726
Accrued expenses	(7,319)	8,276
Net cash used in operating activities	(2,481,139)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities:
Repayment of note payable to related parties	(280,000)	—
Proceeds from working capital loan	188,000	—
Proceeds from note payable to related party	—	127,146
Proceeds received from initial public offering, gross	276,000,000	—
Proceeds received from private placement	8,020,000	—
Offering costs paid	(5,426,316)	(15,450)
Net cash provided by financing activities	278,501,684	111,696

Net change in cash	20,545	111,696

Cash - beginning of the period	111,696	—
Cash - end of the period	$132,241	$111,696

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$12,435
Offering costs paid through note payable	$—	$152,854
Offering costs included in accrued expenses	$70,000	$56,800
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred underwriting commissions in connection with the initial public offering	$9,660,000	$—

The accompanying notes are an integral part of these financial statements.

KAIROS ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

At December 31, 2021, the Company had not yet commenced operations. All activity for the period from August 26, 2020 (inception) through December 31, 2021 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments on investments in the Trust Account (as defined below).

The Company’s sponsor is Kairos Alpha Acquisition LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 5, 2021. On January 8, 2021, the Company consummated its Initial Public Offering of 24,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $13.3 million, inclusive of $8.4 million in deferred underwriting commissions. The underwriters exercised the over-allotment option in full and on January 12, 2021, purchased an additional 3,600,000 units (the “Over-Allotment Units”), generating additional gross proceeds of $36.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $2.0 million, inclusive of approximately $1.3 million of deferred underwriting commissions see (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,300,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $7.3 million. In connection with the consummation of the sale of additional Units pursuant to the underwriters’ Over-Allotment on January 12, 2021, the Company sold an additional 720,000 Units to the Sponsor at $1.00 per Private Placement Warrant generating additional gross proceeds of approximately $0.7 million received by the Company on January 8, 2021 see (Note 4).

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $276.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide the holders of its Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder

KAIROS ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares have been classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

KAIROS ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $132,000 in its operating bank account and working capital of approximately $209,000.

Prior to the completion of the Initial Public Offering, the Over-Allotment and the Private Placement, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of $280,000 pursuant to the Note issued to the Sponsor see (Note 4). The Company repaid the Note in full on January 8, 2021. Subsequent to the closing of the Initial Public Offering, the Over-Allotment and Private Placement, the proceeds from the consummation of the Private Placement not held in the Trust Account has been used to satisfy the Company’s liquidity. In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, Sponsor, officers or directors may, but are not obligated to, provide the Company Working Capital Loans. As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

On November 16, 2021, one of the Company’s Initial Shareholders agreed to grant the Company the Working Capital Loan Line of Credit of up to $1.5 million in the form of an unsecured promissory note (see Note 4). As of December 31, 2021, there was $188,000 of outstanding borrowings under the Working Capital Loan Line of Credit, presented at fair value of approximately $179,000, with approximately $1.3 million available to be drawn. As of December 31, 2021, there were no other amounts outstanding under Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Working Capital Loan and from its Initial Shareholders or an affiliate of its Initial Shareholders, or certain of the Company’s officers and directors to meet its needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 8, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

KAIROS ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in the interest income from investments

KAIROS ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the balance sheets.

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

Working Capital Loan – Related Party

The Company has elected the fair value option to account for its Working Capital Loan – related party with HS Chronos as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Working Capital Loan – related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

The public warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants as of December 31, 2021. The fair value of the Private Warrants has been estimated initially and subsequently, as of December 31, 2021, using a modified version of the Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and

KAIROS ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs that were incurred through, and directly related to, the Initial Public Offering. Offering costs associated with the issuance of derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the ordinary shares and public warrants were charged against the carrying value of the Class A ordinary shares subject to redemption upon the completion of the Initial Public Offering and the Over-Allotment. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 27,600,000 and -0- Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s balance sheets.

Under ASC 480-10S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including the consummation of the Over-Allotment), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

KAIROS ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-Allotment) and the Private Placement Warrants to purchase an aggregate of 21,820,000 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

			For The Period From
			August 26, 2020 (inception)
	Year Ended December 31, 2021		Through December 31, 2020
	Class A	Class B	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic	$6,573,918	$1,671,464	$(36,002)
Allocation of net income (loss) - diluted	$6,568,663	$1,676,719	$(36,002)

Denominator:
Basic weighted average common shares outstanding	27,031,233	6,872,877	6,000,000
Diluted weighted average common shares outstanding	27,031,233	6,900,000	6,000,000

Basic net income (loss) per ordinary share	$0.24	$0.24	$(0.01)
Diluted net income (loss) per ordinary share	$0.24	$0.24	$(0.01)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021, using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 - Initial Public Offering

On January 8, 2021, the Company consummated its Initial Public Offering of 24,000,000 Units at $10.00 per Unit, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $13.3 million, inclusive of approximately $8.4 million in deferred underwriting commissions. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On January 12, 2021, the underwriters exercised the over-allotment option in full and, purchased an additional 3,600,000 Over-Allotment Units, generating additional gross proceeds of $36.0 million, and incurring additional offering costs of approximately $2.0 million, inclusive of approximately $1.3 million of deferred underwriting commissions.

KAIROS ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 - Related Party Transactions

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

The Initial Shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the initial Business Combination, the Founder Shares will be released from the lockup.

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

NOTES TO THE FINANCIAL STATEMENTS

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

In order to finance the Company’s working capital needs and transaction costs in connection with an initial Business Combination, on November 16, 2021, one of the Company’s initial shareholders agreed to loan the Company up to $1,500,000 (“Working Capital Loans”) pursuant to a line of credit (“Working Capital Line of Credit”). The Company intends to use its borrowings for paying accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. Working Capital Loans accrue interest at eleven percent (11%) per annum and are due on the earlier of January 8, 2023 or the completion of an initial Business Combination. The lender may decline requests for Working Capital Loans that fund items not contemplated by or in excess of the Company’s operating budget. If the Company completes an initial Business Combination, the Company must repay the outstanding balance of the principal and interest owing under the Working Capital Line of Credit either, at the lender’s election, (i) in cash out of the proceeds of the Trust Account released to the Company or (ii) by converting up to $1,500,000 of the outstanding balance of the principal, in whole or in part, into the Company’s warrants at a price of $1.00 per warrant and paying the outstanding balance of the interest in cash. In the event that an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans and interest arising therefrom. The Working Capital Line of Credit and funds available to the Company outside of the Trust Account may not be sufficient to allow the Company to operate until January 8, 2023 (24 months following the closing of its initial public offering), assuming that its initial business combination is not completed during that time. The Company expects to incur significant costs in pursuit of its acquisition plans. Management’s plans to address this potential need for capital are discussed in the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, the Company’s affiliates are not obligated to make further loans to the Company in the future, and the Company may not be able to raise additional financing from unaffiliated parties necessary to fund its expenses. Any such event in the future may negatively impact the analysis regarding the Company’s ability to continue as a going concern at such time. As of December 31, 2021, there was $188,000 of outstanding borrowings under the Working Capital Loan Line of Credit, presented at fair value of approximately $179,000, with approximately $1.3 million available to be drawn. There were no other Working Capital Loans outstanding as of December 31, 2021 or 2020.

Administrative Support Agreement

Commencing on the effective date of the Company’s Initial Public Offering, the Company agreed to pay its Sponsor a total of up to $20,000 per month, for up to 24 months, for office space, utilities, secretarial and administrative support, of which Mr. de St. Paer, the Company’s Chief Financial Officer, will be paid $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 and for the period from August 26, 2020 (inception) through December 31, 2020, the Company incurred approximately $240,000 and $0, for expenses in connection with the Administrative Support Agreement, included as administrative expenses – related party on the accompanying statements of operations. As of December 31, 2021 and 2020, there were $20,000 and $0 payable for such expenses.

Note 5 - Commitments and Contingencies

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

KAIROS ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

Contingent Fee Arrangement

The Company has entered into fee arrangements with an advisor in connection with the Company’s search for a prospective initial business combination. A portion of the fees in connection with the services rendered as of December 31, 2021, amounting to approximately $1.6 million only become due and payable upon the closing of a business combination, and therefore not included as liabilities on the accompanying balance sheets.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the balance sheets.

Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled on the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to public warrants	(13,800,000)
Class A ordinary share issuance costs	(14,560,175)
Plus:
Accretion of carrying value to redemption value	28,360,175
Class A ordinary share subject to possible redemption	$276,000,000

KAIROS ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

Note 7 - Derivative Warrant Liabilities

As of December 31, 2021, the Company had 13,800,000 Public Warrants and 8,020,000 Private Warrants outstanding.

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

KAIROS ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00

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

Note 8 - Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (See Note 6). As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. On August 31, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 5, 2021, the Company declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share issued and outstanding, resulting in there being 6,900,000 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect this share dividend. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the underwriters fully exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination. As of December 31, 2021 and 2020, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

KAIROS ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

seller in the initial Business Combination and any warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Funds	$276,017,343	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$6,762,000	$—	$—
Derivative warrant liabilities - Private	$—	$—	$3,929,800
Working Capital Loan - related party	$—	$—	$179,352

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in February 2021 as the Public Warrants were separately listed and traded in February 2021. There were no other transfers in the year ended December 31, 2021.

Level 1 assets include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Public Warrants has been measured based on the listed market price of such warrants, a Level 1 measurement, as of December 31, 2021. The fair value of the Private Warrants has been initially and subsequently estimated using a modified Black-Scholes option pricing model. For the year ended December 31, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $11.1 million, presented as change in fair value of derivative liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

As of December 31, 2021
Volatility	9.8%
Stock price	$9.79
Risk-free rate	1.32%
Dividend yield	0.0%

KAIROS ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the year ended December 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$—
Issuance of Public and Private Warrants	21,820,000
Change in fair value of derivative warrant liabilities	(4,090,200)
Transfer of Public Warrants to Level 1	(13,800,000)
Level 3 - Derivative warrant liabilities at December 31, 2021	$3,929,800

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 5, 2021, by and among the Company and Citigroup Global Markets Inc., as representative of the several underwriters. (3)
3.1	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated January 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Promissory Note, dated as of August 26, 2020 issued to Kairos Alpha Acquisition LLC. (1)
10.2	Letter Agreement, dated January 5, 2021, by and among the Company, its officers, directors, Kairos Alpha Acquisition LLC and HS Chronos LLC. (3)
10.3	Investment Management Trust Agreement, dated January 5, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated January 5, 2021, by and among the Company and certain security holders. (3)
10.5	Securities Subscription Agreement, dated August 28, 2020, between the Company and Kairos Alpha Acquisition LLC. (1)
10.6	Private Placement Warrants Purchase Agreement, dated January 5, 2021, by and between the Company and Kairos Alpha Acquisition LLC. (3)
10.7	Private Placement Warrants Purchase Agreement, dated January 5, 2021, by and between the Company and HS Chronos LLC. (3)
10.8	Administrative Services Agreement, dated January 5, 2021, by and between the Company and Kairos Alpha Acquisition Corp. (3)
10.9	Promissory Note, dated as of November 16, 2021 issued to HS Chronos LLC (6)
14.1	Code of Ethics. (5)
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1994, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Form of Audit Committee Charter. (1)
99.2	Form of Compensation Committee Charter. (1)
99.3	Form of Nominating and Corporate Governance Charter. (1)
101.SCH	XBRL Taxonomy Extension Schema
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 21, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 31, 2020.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 11, 2021.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 31, 2021.
(5)	Incorporated by reference to the Company’s Form 10-Q, filed with the SEC on August 13, 2022.
(6)	Incorporated by reference to the Company’s Form 10-Q, filed with the SEC on November 22, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022	KAIROS ACQUISITION CORP.

	By:	/s/ Peter Bang
	Name:	Peter Bang
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter Bang	Chief Executive Officer and Director	March 30, 2022
Peter Bang	(Principal Executive Officer)

/s/ Jerry de St. Paer	Chief Financial Officer	March 30, 2022
Jerry de St. Paer	(Principal Financial and Accounting Officer)

/s/ Robert Glanville	Chairman of the Board	March 30, 2022
Robert Glanville

/s/ Garrett Donald Koehn	Director	March 30, 2022
Garrett Donald Koehn

/s/ John Lummis	Director	March 30, 2022
John Lummis

/s/ Thomas Motamed	Director	March 30, 2022
Thomas Motamed

/s/ Michael J. Stone	Director	March 30, 2022
Michael J. Stone

/s/ Susan J. Sutherland	Director	March 30, 2022
Susan J. Sutherland

/s/ Vikas Singhal	Director	March 30, 2022
Vikas Singhal