Form 10-Q
period 2022-03-31
Kairos Acquisition Corp.
filed 2022-05-16
CIK 1824171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KAIROS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited, to those factors described under the sections of this report entitled “Summary of Risk Factors” and “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

KAIROS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$118,100	$132,241
Prepaid expenses	419,032	481,445
Total current assets	537,132	613,686
Investments held in Trust Account	276,039,870	276,017,343
Total Assets	$276,577,002	$276,631,029

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities
Accounts payable	$80,171	$154,715
Accrued expenses	33,886	70,957
Working Capital Loan - related party, at fair value	603,255	179,352
Total current liabilities	717,312	405,024
Deferred underwriting commissions	9,660,000	9,660,000
Derivative warrant liabilities	3,709,400	10,691,800
Total Liabilities	14,086,712	20,756,824

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 27,600,000 at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	276,000,000	276,000,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(13,510,400)	(20,126,485)
Total shareholders' deficit	(13,509,710)	(20,125,795)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$276,577,002	$276,631,029

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2022	2021
General and administrative expenses	$362,135	$181,877
Administrative expenses - related party	60,000	60,000
Loss from operations	(422,135)	(241,877)
Other income (expenses):
Change in fair value of derivative warrant liabilities	6,982,400	10,037,200
Change in fair value of Working Capital Loan - related party	43,097	—
Financing costs - derivative warrant liabilities	—	(776,880)
Interest income from investments held in Trust Account	22,527	3,675
Interest expense from Working Capital Loan - related party	(9,804)	—
Total other income (expenses)	7,038,220	9,263,995
Net income	$6,616,085	$9,022,118

Weighted average Class A ordinary shares - basic and diluted	27,600,000	25,293,333
Basic and diluted net income per share, Class A	$0.19	$0.28

Weighted average Class B ordinary shares - basic	6,900,000	6,790,000
Weighted average Class B ordinary shares - diluted	6,900,000	6,900,000
Basic and diluted net income per share, Class B	$0.19	$0.28

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	6,900,000	$690	$—	$(20,126,485)	$(20,125,795)
Net income	—	—	—	—	—	6,616,085	6,616,085
Balance - March 31, 2022 (Unaudited)	—	$—	6,900,000	$690	$—	$(13,510,400)	$(13,509,710)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	6,900,000	$690	$24,310	$(36,002)	$(11,002)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,310)	(28,265,865)	(28,290,175)
Net income	—	—	—	—	—	9,022,118	9,022,118
Balance — March 31, 2021 (Unaudited)	—	$—	6,900,000	$690	$—	$(19,279,749)	$(19,279,059)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,616,085	$9,022,118
Adjustments to reconcile net income to net cash used in operating activities:
Financing costs - derivative warrant liabilities	—	776,880
Change in fair value of derivative warrant liabilities	(6,982,400)	(10,037,200)
Change in fair value of promissory note - related party	(43,097)	—
Interest income from investments held in Trust Account	(22,527)	(3,675)
Changes in operating assets and liabilities:
Accounts payable	(74,544)	33,005
Accrued expenses	32,929	3,907
Prepaid expenses	62,413	(883,360)
Net cash used in operating activities	(411,141)	(1,088,325)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	—	(280,000)
Proceeds from working capital loan	467,000	—
Proceeds from note payable to related party	—	—
Proceeds received from initial public offering, gross	—	276,000,000
Proceeds received from private placement	—	8,020,000
Offering costs paid	(70,000)	(5,426,316)
Net cash provided by financing activities	397,000	278,313,684

Net change in cash	(14,141)	1,225,359

Cash - beginning of the period	132,241	111,696
Cash - end of the period	$118,100	$1,337,055

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting commissions in connection with the initial public offering	$—	$9,660,000

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

At March 31, 2022, the Company had not yet commenced operations. All activity for the period from August 26, 2020 (inception) through March 31, 2022 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments on investments in the Trust Account (as defined below).

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

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $276.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $118,000 in its operating bank account and a working capital deficit of approximately $180,000.

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

On November 16, 2021, one of the Company’s Initial Shareholders agreed to grant the Company the Working Capital Line of Credit (as defined below) of up to $1.5 million in the form of an unsecured promissory note (see Note 4). As of March 31, 2022 and December 31, 2021, there was $655,000 and $188,000, respectively, of outstanding borrowings under the Working Capital Line of Credit, presented at fair value of approximately $603,000 and $179,000, respectively, with approximately $845,000 and $1.3 million, respectively, available to be drawn. As of March 31, 2022 and December 31, 2021, there were no other amounts outstanding under Working Capital Loans (defined in Note 4).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Working Capital Loan and from its Initial Shareholders or an affiliate of its Initial Shareholders, or certain of the Company’s officers and directors to meet its needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 8, 2023. Management intends to complete a Business Combination before the end of the Combination period.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required in the annual audited financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2022.

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that expenses for the period and affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets except for derivative warrant liabilities (see Note 9).

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loan - Related Party

The Company has elected the fair value option to account for its Working Capital Line of Credit as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Working Capital Line of Credit on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

The public warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants. The fair value of the Private Warrants has been estimated initially and subsequently, using a modified version of the Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs that were incurred through, and directly related to, the Initial Public Offering. Offering costs associated with the issuance of derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares and Public Warrants were charged against the carrying value of the Public Shares subject to redemption upon the completion of the Initial Public Offering  and the Over-Allotment. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units, the Over-Allotment Units and the Private Placement Warrants to purchase an aggregate of 21,820,000 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. For the three months ended March 31, 2021, the Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	5,292,868	1,323,217	7,112,710	1,909,408
Allocation of net income - diluted	5,292,868	1,323,217	7,088,407	1,933,711

Denominator:
Basic weighted average common shares outstanding	27,600,000	6,900,000	25,293,333	6,790,000
Diluted weighted average common shares outstanding	27,600,000	6,900,000	25,293,333	6,900,000

Basic net income per ordinary share	$0.19	$0.19	$0.28	$0.28
Diluted net income per ordinary share	$0.19	$0.19	$0.28	$0.28

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

On January 8, 2021, the Company consummated its Initial Public Offering of 24,000,000 Units at $10.00 per Unit, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $13.3 million, inclusive of approximately $8.4 million in deferred underwriting commissions. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On January 12, 2021, the underwriters exercised the over-allotment option in full and, purchased 3,600,000 Over-Allotment Units, generating additional gross proceeds of $36.0 million , and incurring additional offering costs of approximately $2.0 million, inclusive of approximately $1.3 million of deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 12, 2021, the underwriters fully exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 8.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company expects to incur significant costs in pursuit of an initial Business Combination. However, the Company’s affiliates are not obligated to make further loans to the Company in the future, and the Company may not be able to raise additional financing from unaffiliated parties necessary to fund its expenses. Any such event in the future may negatively impact the analysis regarding the Company’s ability to continue as a going concern at such time. As of March 31, 2022 and December 31, 2021, there was $655,000 and $188,000, respectively, of outstanding borrowings under the Working Capital Loan Line of Credit, presented at fair value of approximately $603,000 and $179,000, respectively, with approximately $845,000 and $1.3 million, respectively, available to be drawn. As of March 31, 2022 and December 31, 2021, there were no other amounts outstanding under Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the Company’s Initial Public Offering, the Company agreed to pay its Sponsor a total of up to $20,000 per month, for up to 24 months, for office space, utilities, secretarial and administrative support, of which Mr. de St. Paer, the Company’s Chief Financial Officer, will be paid $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred approximately $60,000 in each period, for expenses in connection with the Administrative Support Agreement, included as administrative expenses – related party on the accompanying condensed statements of operations. As of March 31, 2022 and December 31, 2021 and 2020, there were -0- and $20,000 payable for such expenses.

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, excluding 1,980,000 Units purchased by HS Chronos, or approximately $5.1 million in the aggregate, paid upon the closing of the Initial Public Offering and the Over-Allotment. In addition, $0.35 per unit, or approximately $9.7 million in the aggregate was payable to the underwriters for deferred underwriting commissions.

The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Contingent Fee Arrangement

The Company has entered into fee arrangements with an advisor in connection with the Company’s search for a prospective initial Business Combination. A portion of the fees in connection with the services rendered as of March 31, 2022 and December 31, 2021, amounting to approximately $1.7 million and $1.6 million, respectively, only become due and payable upon the closing of an initial Business Combination, and therefore not included as liabilities on the accompanying balance sheets.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 6 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to public warrants	(13,800,000)
Class A ordinary share issuance costs	(14,560,175)
Plus:
Accretion of carrying value to redemption value	28,360,175
Class A ordinary share subject to possible redemption	$276,000,000

Note 7 - Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company had 13,800,000 Public Warrants and 8,020,000 Private Warrants outstanding.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (See Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. On August 31, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 5, 2021, the Company declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share issued and outstanding, resulting in there being 6,900,000 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect this share dividend. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the underwriters fully exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination. As of March 31, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Funds	$276,039,870	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$2,346,000	$—	$—
Derivative warrant liabilities - Private	$—	$—	$1,363,400
Working Capital Loan - related party	$—	$—	$603,255

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Funds	$276,017,343	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$6,762,000	$—	$—
Derivative warrant liabilities - Private	$—	$—	$3,929,800
Working Capital Loan - related party	$—	$—	$179,352

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in February 2021 as the Public Warrants were separately listed and traded in February 2021. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

Level 1 assets include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Public Warrants has been measured based on the listed market price of such warrants, a Level 1 measurement. The fair value of the Private Warrants has been initially and subsequently estimated using a modified Black-Scholes option pricing model. For the three months ended March 31, 2022 and 2021, the Company recognized a gain to the statements of operations resulting from a decrease in the fair value of the derivative warrant liabilities of approximately $7.0 million and $10.0 million, respectively, presented as change in fair value of derivative liabilities on the accompanying condensed statements of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. Significant increases (decreases) in the expected volatility in isolation

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

would result in a significantly higher (lower) fair value measurement. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Volatility	3.7%	9.8%
Stock price	$9.81	$9.79
Risk-free rate	2.40%	1.32%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three months ended March 31, 2022 and 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2021	$3,929,800
Change in fair value of derivative warrant liabilities	(2,566,400)
Level 3 - Derivative warrant liabilities at March 31, 2022	$1,363,400

Level 3 - Derivative warrant liabilities at December 31, 2020	$—
Issuance of Public and Private Warrants	21,820,000
Change in fair value of derivative warrant liabilities	(3,689,200)
Transfer of Public Warrants to Level 1	(13,800,000)
Level 3 - Derivative warrant liabilities at March 31, 2021	$4,330,800

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the date as of these condensed balance sheets were dated through the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Our registration statement for the initial public offering became effective on January 5, 2021. On January 8, 2021, we consummated our initial public offering of 24,000,000 units, at $10.00 per unit, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $13.3 million, inclusive of approximately $8.4 million in deferred underwriting commissions. Our underwriters exercised the over-allotment option in full and on January 12, 2021, purchased an additional 3,600,000 units (the “Over-Allotment Units”), generating additional gross proceeds of $36.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $2.0 million, inclusive of approximately $1.3 million of deferred underwriting commissions.

Simultaneously with the closing of our initial public offering, we consummated the private placement of 7,300,000 private placement warrants at a price of $1.00 per private placement warrant, generating gross proceeds of approximately $7.3 million. In connection with the consummation of the sale of additional units pursuant to the underwriters’ over-allotment option on January 12, 2021, we sold an additional 720,000 private placement warrants to our sponsor at $1.00 per private placement warrant generating additional gross proceeds of approximately $0.7 million received by us on January 8, 2021.

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

If we are unable to complete a business combination by January 8, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Results of Operations

Our entire activity from August 26, 2020 (inception) through January 6, 2021, was in preparation for an initial public offering, and since the consummation of our initial public offering on January 6, 2021 through March 31, 2022, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended March 31, 2022, we had net income of approximately $6.6 million, which consisted of $7.0 million in change in fair value of derivative warrant liabilities, approximately $43,000 in change in fair value of Working Capital Loan – related party, and approximately $23,000 in interest income from investments held in trust account, partially offset by approximately $422,000 of general and administrative expenses inclusive of administrative expenses with related party of $60,000, and approximately $10,000 of interest expense on the Working Capital Loan – related party.

For the three months ended March 31, 2021, we had net income of approximately $9.0 million, which consisted of an approximately $10.0 million of gain in change in fair value of derivative warrant liabilities, partially offset by approximately $777,000 in financing costs - derivative warrant liabilities, approximately $182,000 in general and administrative expenses, and $60,000 in administrative expenses - related party.

Liquidity and Going Concern

As of March 31, 2022, we had approximately $118,000 in cash and a working capital deficit of approximately $180,000.

Our liquidity needs up to the closing our initial public offering had been satisfied through the payment of $25,000 from our sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the founder shares, and a loan of approximately $280,000 pursuant to such note issued to our sponsor. We fully repaid such note to our sponsor on January 8, 2021. Subsequent to the closing of our initial public offering and Over-Allotment, the proceeds from the consummation of the private placement not held in the trust account have been used to satisfy our liquidity. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor could, but is not obligated to, provide us working capital loans.

On November 16, 2021, we entered into an unsecured promissory note with HS Chronos in the principal amount up to $1,500,000, the “Working Capital Loan Line of Credit”. Interest accrues on the unpaid principal balance of this Working Capital Loan Line of Credit at the rate of eleven percent (11%) per annum and is repayable in full on the earlier of (i) date on which we consummate the initial business combination or (ii) January 8, 2023. If we do not complete an initial business combination, the Working Capital Loan Line of Credit shall not be repaid and all amounts owed under it will be forgiven except to the extent that we have funds available to it outside of its trust account established in connection with its initial public offering. Upon the consummation of an initial business combination, HS Chronos shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan Line of Credit, in whole or in part, to warrants of our Company equal to: the portion of the principal amount of the Working Capital Loan Line of Credit being converted divided by $1.00, rounded down to the nearest whole number of warrants. As of March 31, 2022 and December 31, 2021, there was $603,000 and $188,000, respectively, of outstanding borrowings under the Working Capital Loan Line of Credit, presented at fair value of approximately $603,000 and $179,000, respectively, with approximately $845,000 and $1.3 million, respectively, available to be drawn.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, other initial shareholders, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of March 31, 2022 and December 31, 2021, there were no other Working Capital Loans other than the Working Capital Loan Line of Credit described above.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity from the Working Capital Loan Line of Credit and from our initial shareholders or an affiliate of our initial shareholders, or certain of our officers and directors to meet our needs through an initial business combination. However, in connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 8, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy is not determinable as of the date of this Quarterly Report. Further, the specific impact of this action on our financial condition, results of operations, and cash flows is also not determinable as of the date of this Quarterly Report.

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

Contingent Fee Arrangement

We have entered into fee arrangements with an advisor in connection with our search for a prospective initial business combination. A portion of the fees in connection with the services rendered as of March 31, 2022 and December 31, 2021, amounting to approximately $1.7 million and $1.6 million, respectively, only become due and payable upon the closing of a business combination, and therefore not included as liabilities on the accompanying balance sheets.

Administrative Support Agreement

We agreed to pay our sponsor a total of $20,000 per month, commencing on the effective date of our initial public offering, for office space, utilities, secretarial and administrative support, of which Mr. de St. Paer, our Chief Financial Officer, will be paid $10,000 per month. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, we incurred approximately $60,000 in each period, for expenses in connection with the administrative support agreement, dated January 5, 2021, entered into with our sponsor, included as administrative expenses - related party on the accompanying condensed statements of operations. As of March 31, 2022 and December 31, 2021 and 2020, there were -0- and $20,000 payable for such expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our unaudited condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. This material weakness resulted in the restatement of our balance sheet as of January 8, 2021, and our interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

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

Changes in Internal Control over Financial Reporting

Other than described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company's management has taken action to remediate the material weakness by implementing new procedures to ensure that we identify and apply the applicable accounting guidance to all complex financial instruments, and we will continue to expend additional efforts for the remediation and improvement of our internal control over financial reporting. While we had processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART -I - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

An investment in our securities involves a high degree of risk. Our potential investors should consider carefully all of the risks described below, together with the other information contained in this Quarterly Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and our investors could lose all or part of their investments. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. For additional risk factors not presently known to us or that we currently deem immaterial or that may also impair our business or results of operations, please see our final prospectus dated January 5, 2021 filed with the SEC and in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, respectively, filed with the SEC on May 27, 2021, August 13, 2021 and November 22, 2021, respectively.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Dated: May 13, 2022	KAIROS ACQUISITION CORP.

	By:	/s/ Peter Bang
	Name:	Peter Bang
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 13, 2022		/s/ Jerry de St. Paer
	Name:	Jerry de St. Paer
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)