Form 10-Q
period 2022-06-30
Kairos Acquisition Corp.
filed 2022-08-12
CIK 1824171

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 27,600,000 Class A ordinary shares, par value $0.0001 per share, and 6,900,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KAIROS ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2022

i

CERTAIN DEFINED TERMS

In this Quarterly Report on Form 10-Q (the “Quarterly Report”), unless otherwise stated or unless the context otherwise requires:

●	“Amended and Restated Memorandum and Articles of Association” means our amended and restated memorandum and articles of association;
●	“board of directors” or “board” means the board of directors of the Company;
●	“Business Combination” means a merger, capital share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“Companies Act” means the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“Company,” “we,” “us,” “our” or “our company” means (i) prior to the closing of the initial business combination, Kairos Acquisition Corp., a Cayman Islands exempted company, and (ii) upon closing of the initial business combination, the post-combination company;
●	“Continental” means Continental Stock Transfer & Trust Company, trustee of our trust account.
●	“Exchange Act” means the Securities Exchange Act of 1934, as amended;
●	“Founder Shares” means our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, a portion of which were transferred to HS Chronos in a private placement prior to our initial public offering, and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;
●	“HS Chronos” means HS Chronos LLC, one of our initial shareholders and an affiliate of Vikas Singhal, our director, and Michael Millette, our board observer;
●	“Initial Public Offering” means the initial public offering that was consummated by the Company on January 8, 2021;
●	“Initial Shareholders” means, collectively, our sponsor and HS Chronos, in their capacity as the holders of our founder shares that were purchased prior to our initial public offering;
●	“Investment Company Act” means the Investment Company Act of 1940, as amended;
●	“JOBS Act” means the Jumpstart Our Business Startups Act of 2012;
●	“letter agreement” means the letter agreement entered into on January 5, 2021, by and among the Company, its officers, directors, Kairos Alpha Acquisition LLC and HS Chronos LLC;
●	“management” or “management team” means our officers and directors;
●	“Nasdaq” means The Nasdaq Capital Market;
●	“ordinary shares” means our Class A ordinary shares and our Class B ordinary shares;
●	“post-combination company” means the Company upon the consummation of the initial business combination;
●	“Private Placement” means the private placement of an aggregate of 8,020,000 warrants purchased by our sponsor and HS Chronos which occurred simultaneously with the completion of our initial public offering at an average purchase price of $1.00 per warrant for a total purchase price of $8.02 million;
●	“Private Placement Warrants” means the warrants issued to our sponsor and HS Chronos in a private placement that closed simultaneously with the closing of our initial public offering;
●	“prospectus” means our final prospectus for our initial public offering filed with the SEC on January 8, 2021;
●	“Public Shareholders” means the holders of our public shares;
●	“Public Shares” means our Class A ordinary shares offered as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or thereafter in the open market);
●	“Public Warrants” means the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);
●	“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002;
●	“SEC” means the U.S. Securities and Exchange Commission;
●	“Securities Act” means the Securities Act of 1933, as amended;
●	“Sponsor” means Kairos Alpha Acquisition LLC, a Delaware limited liability company;
●	“trust account” means the trust account established in connection with the Initial Public Offering where an amount of $276,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering was placed; and
●	“Units” means the units sold in our initial public offering (whether they are subscribed for in our initial public offering or in the open market), which consist of one public share and one-half of one public warrant.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KAIROS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash	$106,512	$132,241
Prepaid expenses	275,120	481,445
Total current assets	381,632	613,686
Investments held in trust account	276,431,890	276,017,343
Total Assets	$276,813,522	$276,631,029

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable	$34,036	$154,715
Accrued expenses	55,991	70,957
Working Capital Loan - related party, at fair value	811,173	179,352
Total current liabilities	901,200	405,024
Deferred underwriting commissions	9,660,000	9,660,000
Derivative warrant liabilities	654,600	10,691,800
Total Liabilities	11,215,800	20,756,824

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 27,600,000 at $10.01 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	276,332,000	276,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(10,734,968)	(20,126,485)
Total shareholders’ deficit	(10,734,278)	(20,125,795)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$276,813,522	$276,631,029

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$223,125	$689,308	$585,260	$871,185
Administrative expenses - related party	60,000	60,000	120,000	120,000
Loss from operations	(283,125)	(749,308)	(705,260)	(991,185)
Other income (expenses):
Change in fair value of derivative warrant liabilities	3,054,800	(5,455,000)	10,037,200	4,582,200
Change in fair value of Working Capital Loan - related party	(36,034)	—	7,063	—
Financing costs - derivative warrant liabilities	—	—	—	(776,880)
Interest income from investments held in trust account	392,020	4,194	414,547	7,869
Interest expense from Working Capital Loan - related party	(20,229)	—	(30,033)	—
Total other income (expenses)	3,390,557	(5,450,806)	10,428,777	3,813,189
Net income (loss)	$3,107,432	$(6,200,114)	$9,723,517	$2,822,004

Weighted average Class A ordinary shares - basic and diluted	27,600,000	27,600,000	27,600,000	26,453,039
Basic and diluted net income (loss) per share, Class A	$0.09	$(0.18)	$0.28	$0.08

Weighted average Class B ordinary shares - basic	6,900,000	6,900,000	6,900,000	6,845,304
Weighted average Class B ordinary shares - diluted	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net income (loss) per share, Class B	$0.09	$(0.18)	$0.28	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	6,900,000	$690	$—	$(20,126,485)	$(20,125,795)
Net income	—	—	—	—	—	6,616,085	6,616,085
Balance — March 31, 2022 (Unaudited)	—	—	6,900,000	690	—	(13,510,400)	(13,509,710)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(332,000)	(332,000)
Net income	—	—	—	—	—	3,107,432	3,107,432
Balance — June 30, 2022 (Unaudited)	—	$—	6,900,000	$690	$—	$(10,734,968)	$(10,734,278)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	6,900,000	$690	$24,310	$(36,002)	$(11,002)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(24,310)	(28,265,865)	(28,290,175)
Net income	—	—	—	—	—	9,022,118	9,022,118
Balance — March 31, 2021 (Unaudited)	—	—	6,900,000	690	—	(19,279,749)	(19,279,059)
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(70,000)	(70,000)
Net loss	—	—	—	—	—	(6,200,114)	(6,200,114)
Balance — June 30, 2021 (Unaudited)	—	$—	6,900,000	$690	$—	$(25,549,863)	$(25,549,173)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KAIROS ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,723,517	$2,822,004
Adjustments to reconcile net income to net cash used in operating activities:
Financing costs - derivative warrant liabilities	—	776,880
Change in fair value of derivative warrant liabilities	(10,037,200)	(4,582,200)
Change in fair value of promissory note - related party	(7,063)	—
Interest income from investments held in trust account	(414,547)	(7,869)
Changes in operating assets and liabilities:
Accounts payable	(120,679)	371,869
Accrued expenses	55,034	(14)
Prepaid expenses	206,325	(739,236)
Net cash used in operating activities	(594,613)	(1,358,566)

Cash Flows from Investing Activities:
Principal deposited in trust account	—	(276,000,000)
Net cash used in investing activities	—	(276,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	—	(280,000)
Proceeds from working capital loan	638,884	—
Proceeds from note payable to related party	—	—
Proceeds received from initial public offering, gross	—	276,000,000
Proceeds received from private placement	—	8,020,000
Offering costs paid	(70,000)	(5,426,316)
Net cash provided by financing activities	568,884	278,313,684

Net change in cash	(25,729)	955,118

Cash - beginning of the period	132,241	111,696
Cash - end of the period	$106,512	$1,066,814

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$70,000
Deferred underwriting commissions in connection with the initial public offering	$—	$9,660,000

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

At June 30, 2022, the Company had not yet commenced operations. All activity for the period from August 26, 2020 (inception) through June 30, 2022 relates to the Company’s formation and its preparation for the initial public offering, which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments on investments in the trust account.

The Company’s sponsor is Kairos Alpha Acquisition LLC, a Delaware limited liability company. The registration statement for the Company’s Initial Public Offering was declared effective on January 5, 2021. On January 8, 2021, the Company consummated its Initial Public Offering of 24,000,000 Units), at $10.00 per Unit, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $13.3 million, inclusive of $8.4 million in deferred underwriting commissions. The underwriters exercised the over-allotment option in full and on January 12, 2021, purchased an additional 3,600,000 units (the “Over-Allotment Units”), generating additional gross proceeds of $36.0 million (the “Over-Allotment”), and incurring additional offering costs of approximately $2.0 million, inclusive of approximately $1.3 million of deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,300,000 warrants at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $7.3 million. In connection with the consummation of the sale of additional Units pursuant to the underwriters’ Over-Allotment on January 12, 2021, the Company sold an additional 720,000 Units to the Sponsor at $1.00 per Private Placement Warrant generating additional gross proceeds of approximately $0.7 million received by the Company on January 8, 2021 (Note 4).

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $276.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account, located in the United States with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, and was invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the trust account as described below.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the trust account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares have been classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 and the approval of an ordinary resolution. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Sponsor’s and HS Chronos’ officers and directors have agreed not to propose an amendment to Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 8, 2023, (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders and the Company’s officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 5) held in the trust account in the event the Company does not complete a Business Combination within in the Combination Period, and, in such event, such amounts will be included with the other funds held in the trust account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be only $10.00 per share initially held in the trust account. In order to protect the amounts held in the trust account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor (other than the Company’s independent registered accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the trust account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $107,000 in its operating bank account and a working capital deficit of approximately $520,000.

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

On November 16, 2021, one of the Company’s Initial Shareholders agreed to grant the Company the Working Capital Line of Credit (as defined below) of up to $1.5 million in the form of an unsecured promissory note (see Note 4). As of June 30, 2022 and December 31, 2021, there was approximately $827,000 and $188,000, respectively, of principal outstanding borrowings under the Working Capital Line of Credit, presented at fair value of approximately $811,000 and $179,000, respectively. As of June 30, 2022 approximately $673,000 was remaining available to be drawn. As of June 30, 2022 and December 31, 2021, there were no other amounts outstanding under Working Capital Loans (defined in Note 4).

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Working Capital Loan and from its Initial Shareholders or an affiliate of its Initial Shareholders, or certain of the Company’s officers and directors to meet its needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity issue, and the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 8, 2023. Management intends to complete a Business Combination before the end of the Combination period.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required in the annual audited financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair Value of Financial Instruments

The carrying value of the Company’s assets and liabilities recognized in the condensed balance sheets, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the fair values for such assets and liabilities either because of the short-term nature of the instruments or because the instrument is recognized at fair value.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loan - Related Party

The Company has elected the fair value option to account for its Working Capital Line of Credit as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value, which are recorded as change in fair value of Working Capital Loan - related party on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

The public warrants issued in connection with the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants. The fair value of the Private Warrants has been estimated initially and subsequently, using a modified version of the Black-Scholes option pricing model. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs that were incurred through, and directly related to, the Initial Public Offering. Offering costs associated with the issuance of derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Public Shares subject to redemption upon the completion of the Initial Public Offering and the Over-Allotment. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 27,600,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Under ASC 480-10S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including the consummation of the Over-Allotment), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as a deemed dividend as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”. ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units, the Over-Allotment Units and the Private Placement Warrants to purchase an aggregate of 21,820,000 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. For the six months ended June 30, 2021, the Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic	2,485,946	621,486	(4,960,091)	(1,240,023)	7,778,814	1,944,703	2,241,871	580,133
Allocation of net income (loss) - diluted	2,485,946	621,486	(4,960,091)	(1,240,023)	7,778,814	1,944,703	2,238,194	583,810

Denominator:
Basic weighted average common shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	26,453,039	6,845,304
Diluted weighted average common shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000	27,600,000	6,900,000	26,453,039	6,900,000

Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$(0.18)	$(0.18)	$0.28	$0.28	$0.08	$0.08

Recent Accounting Standards

In June 2022, the FASB issued ASU Topic 2022-03, “ASC Topic 820 ‘Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions’ (“ASC 820”)” (“ASU 2022-03”). The ASU 2022-03 amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU 2022-03 applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU 2022-03 are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 — Initial Public Offering

On January 8, 2021, the Company consummated its Initial Public Offering of 24,000,000 Units at $10.00 per Unit, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $13.3 million, inclusive of approximately $8.4 million in deferred underwriting commissions. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On January 12, 2021, the underwriters exercised the over-allotment option in full and, purchased 3,600,000 Over-Allotment Units, generating additional gross proceeds of $36.0 million, and incurring additional offering costs of approximately $2.0 million, inclusive of approximately $1.3 million of deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Related Party Transactions

Founder Shares

On August 31, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on behalf of the Company in exchange for the issuance of 5,750,000 Class B ordinary shares, par value $0.0001. On September 10, 2020, HS Chronos purchased 3,287,412 Founder Shares from the Sponsor for $14,293, or $0.004 per share. On January 5, 2021, the Company declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share issued and outstanding, resulting in the Sponsor holding an aggregate of 2,955,106 Founder Shares (up to 285,212 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised) and HS Chronos holding an aggregate of 3,944,894 Founder Shares (up to 614,788 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). All shares and associated amounts have been adjusted to reflect this share dividend. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On January 12, 2021, the underwriters fully exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,300,000 Private Placement Warrants to the Sponsor and HS Chronos at an average purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,300,000. In connection with the consummation of the sale of additional Units pursuant to the underwriters’ over-allotment option on January 12, 2021, the Company sold the additional 720,000 Units to the Sponsor at $1.00 per Private Placement Warrant generating additional gross proceeds of approximately $0.7 million received by the Company on January 8, 2021.

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

The Company expects to incur significant costs in pursuit of an initial Business Combination. However, the Company’s affiliates are not obligated to make further loans to the Company in the future, and the Company may not be able to raise additional financing from unaffiliated parties necessary to fund its expenses. As of June 30, 2022 and December 31, 2021, there was $827,000 and $188,000, respectively, of outstanding borrowings under the Working Capital Loan Line of Credit, presented at fair value of approximately $811,000 and $179,000, respectively, with approximately $673,000 and $1.3 million, respectively, remaining available to be drawn. As of June 30, 2022 and December 31, 2021, there were no other amounts outstanding under Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the Company’s Initial Public Offering, the Company agreed to pay its Sponsor a total of up to $20,000 per month, for up to 24 months, for office space, utilities, secretarial and administrative support, of which Mr. de St. Paer, the Company’s Chief Financial Officer, will be paid $10,000 per month. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022 and 2021, the Company incurred approximately $60,000 and $120,000, respectively, in each period, for expenses in connection with the Administrative Support Agreement, included as administrative expenses – related party on the accompanying condensed statements of operations. As of June 30, 2022 and December 31, 2021, there were $20,000 payable for such expenses.

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

Contingent Fee Arrangement

The Company has entered into fee arrangements with an advisor in connection with the Company’s search for a prospective initial Business Combination. A portion of the fees in connection with the services rendered as of June 30, 2022 and December 31, 2021, amounting to approximately $1.8 million and $1.6 million, respectively, only become due and payable upon the closing of an initial Business Combination, and therefore not included as liabilities on the accompanying balance sheets.

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

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to public warrants	(13,800,000)
Class A ordinary share issuance costs	(14,560,175)
Plus:
Accretion of carrying value to redemption value	28,360,175
Class A ordinary share subject to possible redemption, December 31, 2021	276,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	332,000
Class A ordinary share subject to possible redemption, June 30, 2022	$276,332,000

Note 7 - Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company had 13,800,000 Public Warrants and 8,020,000 Private Warrants outstanding.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 27,600,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity (See Note 6).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. On August 31, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On January 5, 2021, the Company declared a share dividend satisfied by way of issuance of 0.2 of a share for each ordinary share issued and outstanding, resulting in there being 6,900,000 Class B ordinary shares issued and outstanding. All shares and associated amounts have been retroactively restated to reflect this share dividend. Of the 6,900,000 Class B ordinary shares outstanding, up to 900,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 12, 2021, the underwriters fully exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the initial Business Combination. As of June 30, 2022 and December 31, 2021, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

June 30, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Funds	$276,431,890	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$414,000	$—	$—
Derivative warrant liabilities - Private	$—	$—	$240,600
Working Capital Loan - related party	$—	$—	$811,173

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market Funds	$276,017,343	$—	$—
Liabilities:
Derivative warrant liabilities - Public	$6,762,000	$—	$—
Derivative warrant liabilities - Private	$—	$—	$3,929,800
Working Capital Loan - related party	$—	$—	$179,352

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in February 2021 as the Public Warrants were separately listed and traded in February 2021. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022.

Level 1 assets include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering was initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Public Warrants has been measured based on the listed market price of such warrants, a Level 1 measurement. The fair value of the Private Warrants has been initially and subsequently estimated using a modified Black-Scholes option pricing model. For the three and six months ended June 30, 2022, the Company recognized a gain resulting from a decrease in the fair value of the derivative warrant liabilities of approximately $3.1 million and $10.0 million, respectively, presented as change in fair value of derivative liabilities on the accompanying condensed statements of operations. For the three and six months ended June 30, 2021, the Company recognized a (loss)/gain resulting from an increase/decrease in the fair value of the derivative warrant liabilities of approximately ($5.5 million) and $4.6 million, respectively, presented as change in fair value of derivative liabilities on the accompanying condensed statements of operations.

Level 3 Valuations

Derivative Warrant Liabilities

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Volatility	0.7%	9.8%
Stock price	$9.83	$9.79
Risk-free rate	3.00%	1.32%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the six months ended June 30, 2022 and 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2021	$3,929,800
Change in fair value of derivative warrant liabilities	(2,566,400)
Level 3 - Derivative warrant liabilities at March 31, 2022	1,363,400
Change in fair value of derivative warrant liabilities	(1,122,800)
Level 3 - Derivative warrant liabilities at June 30, 2022	$240,600

Level 3 - Derivative warrant liabilities at December 31, 2020	$—
Issuance of Public and Private Warrants	21,820,000
Change in fair value of derivative warrant liabilities	(3,689,200)
Transfer of Public Warrants to Level 1	(13,800,000)
Level 3 - Derivative warrant liabilities at March 31, 2021	4,330,800
Change in fair value of derivative warrant liabilities	2,005,000
Level 3 - Derivative warrant liabilities at June 30, 2021	$6,335,800

Working Capital Loan - Related Party

The estimated fair value of the Working Capital Loan – Related Party was estimated utilizing a binomial lattice model with Level 3 inputs.

The following table provides quantitative information regarding the inputs for the fair value measurement of the Working Capital Loan – Related Party as of their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Warrant Price	$0.03	$0.49
Volatility	100.0%	100.0%
Risk-free rate	2.51%	0.40%
Debt yield	30.0%	30.0%

The change in the fair value of the Working Capital Loan – Related Party, measured utilizing Level 3 measurements for the period for the three and six months ended June 30, 2022, is summarized as follows:

Level 3 - Working Capital Loan - Related Party at December 31, 2021	$179,352
Initial borrowings	467,000
Change in fair value of Working Capital Loan - related party	(43,097)
Level 3 - Working Capital Loan - Related Party at March 31, 2022	603,255
Initial borrowings	171,884
Change in fair value of Working Capital Loan - related party	36,034
Level 3 - Working Capital Loan - Related Party at June 30, 2022	$811,173

KAIROS ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the date as of these condensed balance sheets through the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Kairos Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Kairos Alpha Acquisition LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or our management, are intended to identify such forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Our entire activity from August 26, 2020 (inception) through January 6, 2021, was in preparation for an initial public offering, and since the consummation of our initial public offering on January 6, 2021 through June 30, 2022, our activity has been limited to the search for a prospective initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2022, we had net income of approximately $3.1 million, which consisted of $3.1 million in change in fair value of derivative warrant liabilities and approximately $392,000 in interest income from investments held in trust account, partially offset by approximately $283,000 of general and administrative expenses inclusive of administrative expenses with related party of $60,000, approximately $36,000 in change in fair value of Working Capital Loan - related party and approximately $20,000 of interest expense on the Working Capital Loan - related party.

For the three months ended June 30, 2021, we had a net loss of approximately $6.2 million, which consisted of an approximately $749,000 in general and administrative expenses, inclusive of $60,000 in administrative expenses - related party, and approximately $5.5 million of loss in change in fair value of derivative warrant liabilities, partially offset by approximately $4,000 in interest income from investments held in trust account.

For the six months ended June 30, 2022, we had net income of approximately $9.7 million, which consisted of approximately $10.0 million in change in fair value of derivative warrant liabilities, approximately $7,000 in change in fair value of Working Capital Loan - related party, and approximately $415,000 in interest income from investments held in trust account, partially offset by approximately $705,000 of general and administrative expenses, inclusive of administrative expenses with related party of $120,000, and approximately $30,000 of interest expense on the Working Capital Loan - related party.

For the six months ended June 30, 2021, we had a net income of approximately $2.8 million, which consisted of approximately $4.6 million of gain in change in fair value of derivative warrant liabilities and approximately $8,000 in interest income from investments held in trust account, partially offset by approximately $991,000 in general and administrative expenses, inclusive of $120,000 in administrative expenses - related party, and approximately $777,000 in financing costs - derivative warrant liabilities.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $107,000 in cash and a working capital deficit of approximately $520,000.

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

On November 16, 2021, we entered into an unsecured promissory note with HS Chronos in the principal amount up to $1,500,000, the “Working Capital Loan Line of Credit.” Interest accrues on the unpaid principal balance of this Working Capital Loan Line of Credit at the rate of eleven percent (11%) per annum and is repayable in full on the earlier of (i) date on which we consummate the initial business combination or (ii) January 8, 2023. If we do not complete an initial business combination, the Working Capital Loan Line of Credit shall not be repaid and all amounts owed under it will be forgiven except to the extent that we have funds available to it outside of its trust account established in connection with its initial public offering. Upon the consummation of an initial business combination, HS Chronos shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan Line of Credit, in whole or in part, to warrants of our Company equal to: the portion of the principal amount of the Working Capital Loan Line of Credit being converted divided by $1.00, rounded down to the nearest whole number of warrants. As of June 30, 2022 and December 31, 2021, there was approximately $827,000 and $188,000, respectively, of outstanding borrowings under the Working Capital Loan Line of Credit, presented at fair value of approximately $811,000 and $179,000, respectively, with approximately $673,000 and $1.3 million, respectively, available to be drawn.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor, other Initial Shareholders, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no other Working Capital Loans other than the Working Capital Loan Line of Credit described above.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity from the Working Capital Loan Line of Credit and from our Initial Shareholders or an affiliate of our Initial Shareholders, or certain of our officers and directors to meet our needs through an initial business combination. However, in connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the liquidity issue, and mandatory liquidation and subsequent dissolution raise substantial doubt about the company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 8, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Contingent Fee Arrangement

We have entered into fee arrangements with an advisor in connection with our search for a prospective initial business combination. A portion of the fees in connection with the services rendered as of June 30, 2022 and December 31, 2021, amounting to approximately $1.8 million and $1.6 million, respectively, only become due and payable upon the closing of a business combination, which was not probable and therefore not included as liabilities on the accompanying balance sheets.

Administrative Support Agreement

We agreed to pay our sponsor a total of $20,000 per month, commencing on the effective date of our initial public offering, for office space, utilities, secretarial and administrative support, of which Mr. de St. Paer, our Chief Financial Officer, will be paid $10,000 per month. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2022 and 2021, we incurred approximately $60,000 and $120,000, respectively, in each period, for expenses in connection with the Administrative Support Agreement, included as administrative expenses - related party on the accompanying condensed statements of operations. As of June 30, 2022 and December 31, 2021, there were $20,000 payable for such expenses.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our unaudited condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our unaudited condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of June 30, 2022.

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions are effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness discussed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A.   RISK FACTORS.

An investment in our securities involves a high degree of risk. Our potential investors should consider carefully all of the risks described below, together with the other information contained in this Quarterly Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and our investors could lose all or part of their investments. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. For additional risk factors not presently known to us or that we currently deem immaterial or that may also impair our business or results of operations, please see our final prospectus dated January 5, 2021 filed with the SEC and in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021, September 30, 2021, and March 31, 2022 respectively, filed with the SEC on May 27, 2021, August 13, 2021, November 22, 2021, and May 16, 2022 respectively.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

There may be significant competition for us to find an attractive target for an initial business combination. This could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target for our initial business combination.

In recent years, the number of special purpose acquisition companies (“SPACs”) that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that does not complete its business combination within 24 months after the effective date of the IPO Registration Statement. We have not entered into a definitive business combination agreement within 18 months after the effective date of our Registration Statement and do not expect to complete our initial business combination within 24 months from such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation.  As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 24, 2021.  There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the Registration Statement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2022	KAIROS ACQUISITION CORP.

	By:	/s/ Peter Bang
	Name:	Peter Bang
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2022		/s/ Jerry de St. Paer
	Name:	Jerry de St. Paer
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)